Form 10-Q
period 2026-03-31
Octave Intelligence plc
filed 2026-06-04
CIK 2083632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-43124

Octave Intelligence plc
(Exact Name of Registrant as Specified in its Charter)

Ireland	98-1878833
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
305 Intergraph Way, Madison, Alabama 35758
(Address of principal executive offices, including zip code)
(256) 730-2000
(Registrant’s telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class B Ordinary Shares, $0.01 Par Value	OCTV	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 1, 2026, the registrant had 11,025,000 Class A Ordinary Shares and 257,412,788 Class B Ordinary Shares outstanding.

OCTAVE INTELLIGENCE PLC
Form 10-Q
i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements about future events, future financial position or results of operations, business strategy, budgets, projected costs, plans and objectives of management for future operations are forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal” or the negative of those words and other similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean a statement is not forward-looking.
Forward-looking statements are based on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives and financial needs, and on a number of assumptions, including those regarding customer demand, subscription license activity, SaaS adoption, pricing and packaging initiatives, macroeconomic conditions, our ability to identify, consummate and integrate strategic acquisitions, our ability to successfully operate as an independent public company following the Distribution (as defined below), the timing and costs associated with separation-related activities, our ability to generate sufficient cash flows and comply with the terms of our indebtedness and our ability to execute our growth strategies. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in this Form 10-Q and the risks discussed under the section titled “Risk Factors” in the Information Statement attached as Exhibit 99.1 to Octave’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Information Statement”) and those discussed in other documents we file with the SEC.
You should not rely upon forward‑looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward‑looking statements will be achieved or occur, including any expected or targeted financial or operating results. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward‑looking statements. Except as required by law, we undertake no obligation to update publicly any forward‑looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.
ii

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.
OCTAVE BUSINESS OF HEXAGON
Condensed Combined Balance Sheets (Unaudited)
In thousands

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$175,506	$156,069
Accounts receivable, net	345,875	400,686
Prepaids and other current assets	101,358	100,008
Total current assets	622,739	656,763
Property and equipment, net	53,864	54,642
Operating lease right-of-use assets	46,997	50,605
Goodwill	6,216,181	6,221,366
Intangible assets, net	1,635,141	1,649,408
Deferred income taxes	29,801	29,903
Other noncurrent assets	29,140	33,564
Total assets	$8,633,863	$8,696,251
LIABILITIES
Current liabilities:
Accounts payable	$32,507	$48,765
Accrued compensation	100,193	113,532
Deferred revenue	415,371	380,612
Operating lease liabilities	14,628	15,683
Other current liabilities	71,066	94,282
Total current liabilities	633,765	652,874
Operating lease liabilities - noncurrent	34,736	36,770
Deferred income taxes	268,496	269,152
Other noncurrent liabilities	36,241	59,820
Total liabilities	973,238	1,018,616
Commitments and contingencies (Note 11)
EQUITY
Net Parent investment	7,740,186	7,749,558
Accumulated other comprehensive loss	(79,561)	(71,923)
Total equity	7,660,625	7,677,635
Total liabilities and equity	$8,633,863	$8,696,251
See the accompanying Notes to Condensed Combined Financial Statements.

OCTAVE BUSINESS OF HEXAGON
Condensed Combined Statements of Operations (Unaudited)
In thousands (except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscriptions	$279,180	$258,832
Licenses	35,125	42,639
Subscriptions and licenses	314,305	301,471
Services and other	72,196	81,333
Total revenue	386,501	382,804
Cost of revenue:
Cost of subscriptions and licenses	43,786	39,484
Cost of services and other	45,037	60,078
Total cost of revenue	88,823	99,562
Gross profit	297,678	283,242
Operating expenses:
Research and development	47,486	43,402
Sales and marketing	96,520	88,638
General and administrative	42,592	36,392
Amortization of intangible assets	42,993	37,353
Other operating expense, net	4,453	3,553
Total operating expenses	234,044	209,338
Income from operations	63,634	73,904
Other income, net	348	551
Income before income tax	63,982	74,455
Provision for income taxes	16,601	14,969
Net income	$47,381	$59,486

Earnings per share - basic and diluted	$0.18	$0.22
Weighted average ordinary shares outstanding - basic and diluted	268,438	268,438
See the accompanying Notes to Condensed Combined Financial Statements.

OCTAVE BUSINESS OF HEXAGON
Condensed Combined Statements of Comprehensive Income (Unaudited)
In thousands

	Three Months Ended March 31,
	2026	2025
Net income	$47,381	$59,486
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(7,638)	16,181
Total other comprehensive (loss) income, net of taxes	(7,638)	16,181
Comprehensive income	$39,743	$75,667
See the accompanying Notes to Condensed Combined Financial Statements.

OCTAVE BUSINESS OF HEXAGON
Condensed Combined Statements of Equity (Unaudited)
In thousands

	Net Parent investment	Accumulated other comprehensive loss	Total equity
Balance as of December 31, 2024	$7,795,874	$(122,187)	$7,673,687
Net income	59,486	—	59,486
Foreign currency translation adjustments	—	16,181	16,181
Net transfers to Parent	(71,575)	—	(71,575)
Balance as of March 31, 2025	$7,783,785	$(106,006)	$7,677,779

Balance as of December 31, 2025	$7,749,558	$(71,923)	$7,677,635
Net income	47,381	—	47,381
Foreign currency translation adjustments	—	(7,638)	(7,638)
Net transfers to Parent	(56,753)	—	(56,753)
Balance as of March 31, 2026	$7,740,186	$(79,561)	$7,660,625
See the accompanying Notes to Condensed Combined Financial Statements.

OCTAVE BUSINESS OF HEXAGON
Condensed Combined Statements of Cash Flows (Unaudited)
In thousands

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$47,381	$59,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,955	40,315
Stock-based compensation expense	3,482	3,529
Deferred income taxes	(553)	5,782
Remeasurement of contingent consideration reserves	(2,622)	(1,538)
Restructuring charges	(8,072)	(263)
Other	978	268
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	52,122	13,779
Prepaids and other current assets	(1,745)	(4,453)
Accounts payable	(16,121)	(11,522)
Accrued compensation	(12,650)	(18,105)
Deferred revenue	15,135	31,216
Other assets and liabilities	(7,845)	7,015
Net cash provided by operating activities	115,445	125,509
Cash flows from investing activities:
Purchases of property and equipment	(2,371)	(1,509)
Capitalization of software development costs	(31,060)	(32,351)
Acquisitions, net of cash acquired	—	(11,653)
Other	357	(53)
Net cash used in investing activities	(33,074)	(45,566)
Cash flows from financing activities:
Net transfers to Parent	(60,235)	(75,104)
Payment of contingent consideration	(606)	—
Net cash used in financing activities	(60,841)	(75,104)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,093)	2,537
Net increase in cash and cash equivalents	19,437	7,376
Cash and cash equivalents at beginning of period	156,069	97,214
Cash and cash equivalents at end of period	$175,506	$104,590

Supplemental cash flow information:
Income taxes paid, net of refunds	$7,554	$(229)
See the accompanying Notes to Condensed Combined Financial Statements.

OCTAVE BUSINESS OF HEXAGON
Notes to Condensed Combined Financial Statements (Unaudited)
Dollars in thousands, unless noted otherwise
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Background
The accompanying unaudited Condensed Combined Financial Statements and notes present the combined results of operations, financial position and cash flows of the Asset Lifecycle Intelligence (“ALI”), Safety, Infrastructure & Geospatial (“SIG”), ETQ and Bricsys businesses (collectively, “Octave” or the “Company”) of Hexagon AB (“Hexagon” or “Parent”).
Octave provides a suite of software solutions that help organizations design, build, operate, and protect their physical assets, people and critical infrastructure. These workflow environments often involve different teams, specialized tools, and large volumes of information that are difficult to integrate or interpret without context. When data is organized into separate systems or isolated workflows, decision making slows down, quality issues are harder to identify, and teams may miss early signs of risk or system failure.
The Company’s platform connects data, events, and workflows across these environments and applies context-aware intelligence to help customers understand what is happening, what may happen next, and how actions in one area affect conditions in another. By providing a clearer picture of current and emerging conditions, Octave’s software helps optimize the performance and reliability of the systems that teams depend on so they can act quicker and reduce risk. Octave refers to its suite of software solutions collectively as its platform, noting that different components of the software architecture are at various stages of technical integration and interoperability.
On March 4, 2025, Hexagon announced that its board of directors had directed management to prepare for the spin-off of the Octave business into an independent, publicly-traded company through a tax-free, from both a U.S federal income and Swedish tax perspective, pro rata distribution of all the outstanding share capital of Octave to Hexagon shareholders via a Lex-ASEA distribution.
On April 24, 2026, the general meeting of shareholders of Hexagon approved the Distribution of the Octave business into a separate publicly-traded company named Octave Intelligence plc.
On May 22, 2026, the spin-off was consummated by means of a tax-free pro rata distribution (the “Distribution”) wherein each Hexagon shareholder of record on May 22, 2026 (the “Record Date”) received one (1) Octave Class A Ordinary Share for every ten (10) Hexagon Class A Shares and one (1) Octave Class B Ordinary Share for every ten (10) Hexagon Class B Shares held. Octave Class A Ordinary Shares were delivered to holders of Hexagon Class A Shares, Octave Class B Ordinary Shares were delivered to holders of Hexagon Class B Shares, other than affiliates of Hexagon, in the form of Swedish Depository Receipts (the “Octave SDRs”), and Octave Class B Ordinary Shares were delivered to holders of Hexagon Class B Shares that are Hexagon affiliates in book-entry form via Octave’s transfer agent. Following the Distribution, the Company commenced “regular way” trading as an independent public company whereby Octave Class B Ordinary Shares were listed under the ticker symbol “OCTV” on the Nasdaq Global Select Market and the Octave SDRs were listed under the ticker symbol “OCTV SDB” on Nasdaq Stockholm. Following the Distribution, Hexagon does not beneficially own any Octave ordinary shares.
Basis of Presentation
These Condensed Combined Financial Statements have been derived from the consolidated financial statements and accounting records of Hexagon. These Condensed Combined Financial Statements reflect the combined historical results of operations, financial position and cash flows of the Company for the periods presented as historically operated within Hexagon in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The Condensed Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during the periods presented.

These Condensed Combined Financial Statements have been prepared on the same basis as the annual Combined Financial Statements for the three years ended December 31, 2025 included in the Information Statement attached as Exhibit 99.1 to Octave’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Information Statement”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The December 31, 2025 Condensed Combined Balance Sheet included herein is derived from the audited Combined Financial Statements included in the Information Statement. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the remainder of the fiscal year. These unaudited Condensed Combined Financial Statements and accompanying Notes should be read in conjunction with the audited Combined Financial Statements and accompanying Notes for the year ended December 31, 2025 included in the Information Statement.
All intracompany transactions have been eliminated. All significant intercompany transactions between Octave and Parent have been included in these Condensed Combined Financial Statements. For those transactions between the Company and Parent that are historically settled in cash, the Company has reflected such balances in the Condensed Combined Balance Sheets as due from related parties or due to related parties. The total net effect of the settlement of intercompany transactions not historically settled in cash are reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net Parent investment, with the difference between the amounts presented in the Condensed Combined Statements of Equity and the Condensed Combined Statements of Cash Flows being attributable to stock-based compensation.
Historically, Hexagon provided certain corporate functions to the Company and costs associated with these functions were allocated to the Company. These functions include, but are not limited to, corporate communications, executive management, legal, human resources, treasury, finance, accounting, information technology, and the related benefit costs associated with such functions, such as stock-based compensation. The costs of such services were allocated to the Company based on direct usage when identifiable, with the remainder allocated on a pro rata basis of revenue of the Company and Hexagon. The charges for these functions are included in Sales and marketing and General and administrative expenses in the Condensed Combined Statements of Operations. The Company believes the basis on which the expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, Octave during the periods presented; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as a standalone company for the periods presented.
Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, pricing power, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and corporate infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a standalone basis, as it is not practicable to do so. Going forward, the Company may perform these functions using its own resources or outsourced services. For an interim period, however, some of these functions may continue to be provided by the Parent under a transition services agreement following the Distribution.
Hexagon utilizes a centralized treasury management function for financing its operations. The cash and cash equivalents held by Hexagon at the corporate level are not specifically identifiable to the Company and therefore have not been reflected in the Condensed Combined Balance Sheets. Cash transfers between Hexagon and the Company are accounted for through Net Parent investment. Cash and cash equivalents in the Condensed Combined Balance Sheets represent cash and cash equivalents directly identifiable to the Company and its operations. The Condensed Combined Financial Statements include certain assets and liabilities that have historically been held at the Hexagon corporate level but are specifically identifiable or otherwise attributable to the Company. Hexagon’s third-party long-term debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt and the Hexagon borrowings were not directly attributable to the Company. The income tax provision included in these Condensed Combined Financial Statements has been calculated using the separate return basis, as if the Company had filed separate tax returns.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies of the Company are set forth in Note 2, “Summary of Significant Accounting Policies” within the Company’s audited Combined Financial Statements as of December 31, 2025 included in the Information Statement. The Company includes herein certain updates to those policies, when applicable.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have a minimal impact on the Combined Statements of Operations, Combined Balance Sheets and Combined Statements of Cash Flows.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its Condensed Combined Financial Statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 remove the concept of development stages and introduce a principles-based model for capitalizing internal-use software costs, including those related to agile and cloud-based development. The guidance also consolidates website development costs under ASC 350-40 and enhances disclosure requirements related to software development activities. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, and should be applied prospectively, with optional retrospective or modified retrospective transition methods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its Combined Financial Statements and related disclosures.
In November 2024, FASB issued ASU No. 2024-03, Income Statements-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024-03; however, other than additional disclosure, the Company does not expect a change to the Combined Financial Statements.
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 by allowing entities to assume that current conditions as of the balance sheet date will not change over the remaining life of such assets. The Company adopted ASU 2025-05 during the three months ended March 31, 2026. The adoption did not have a material impact on the Company’s Condensed Combined Financial Statements or related disclosures.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The Company’s revenue based on the timing of revenue recognition is as follows:

	Three Months Ended March 31,
	2026	2025
Recurring revenue (1)	$279,180	$258,832
Non-recurring revenue (2)	107,321	123,972
Total revenue	$386,501	$382,804
___________________________
(1)Includes monthly subscription licenses, SaaS-based subscriptions and maintenance subscriptions.
(2)Includes perpetual software licenses and services and other revenue.
The Company’s revenue consists of the following revenue streams:

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription licenses	$72,362	$74,167
SaaS	84,669	67,849
Maintenance subscription	122,149	116,816
Subscriptions	279,180	258,832
Licenses	35,125	42,639
Subscriptions and licenses	314,305	301,471
Services and other	72,196	81,333
Total revenue	$386,501	$382,804
Revenue by geographic region, based upon the location of the end customer, are as follows:

	Three Months Ended March 31,
	2026	2025
Americas: (1)
United States	$145,892	$160,489
Other Americas	41,853	35,911
EMIA (2)	145,520	132,200
APAC (3)	53,236	54,204
Total revenue	$386,501	$382,804
___________________________
(1)Americas includes the United States, Canada, and Latin America.
(2)EMIA includes Europe, Middle East, India, and Africa.
(3)APAC includes the Asia-Pacific region, excluding India.
Operations in Ireland, our country of domicile, are not material in all periods presented.

Contract Balances
As of March 31, 2026 and December 31, 2025, the Company's contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaids and other current assets in the Condensed Combined Balance Sheets. Contract assets were not material as of March 31, 2026, or December 31, 2025.
Deferred revenue consists of billings made or payments received in advance of revenue recognition from subscriptions and services. The primary changes in the Company’s deferred revenue are due to the performance under the contracts and new billings made or payments received in advance of revenue recognition from service, installation, and support. The satisfaction of performance obligations typically lags behind payments received under revenue recognition from contracts with customers. Deferred revenues are short-term in nature and are generally recognized as revenue within 12 months. As of March 31, 2026 and December 31, 2025, total deferred revenue was $438.3 million and $426.1 million, respectively, and is included within Deferred revenue and Other noncurrent liabilities on the Condensed Combined Balance Sheets.
Changes in the Company’s total deferred revenue balances primarily relates to additional deferrals through new billings and reduced deferrals through revenue recognition.
For the three months ended March 31, 2026, the Company recognized $165.3 million of revenue that was included in the December 31, 2025 Deferred revenue balance. For the three months ended March 31, 2025, the Company recognized $128.7 million of revenue that was included in the December 31, 2024 Deferred revenue balance.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of March 31, 2026, amounts allocated to these remaining performance obligations are $438.3 million, of which the Company expects to recognize approximately 95% over the next 12 months with the remaining amount thereafter.
NOTE 4. ACQUISITIONS AND DIVESTITURES
2026 Acquisitions
For the three months ended March 31, 2026, the Company did not complete any business combinations.
2025 Acquisitions
For the three months ended March 31, 2025, the Company completed one business combination for aggregate consideration of $11.7 million, net of cash acquired. The total purchase consideration was allocated as follows: $0.7 million to acquired intangible assets, $11.6 million to goodwill, and $0.6 million to net tangible liabilities. The acquired intangible assets consisted primarily of customer relationships and trademarks, which were valued using the income approach. Of the goodwill recognized with this acquisition, none is expected to be deductible for tax purposes.
The Company’s transaction costs related to this 2025 acquisition were not material. The financial results of this acquisition were included in the Condensed Combined Financial Statements from the acquisition date.

Contingent Consideration
Some of the Company’s acquisitions contain contingent consideration which is based on the outcome of the acquired company earnings for a predetermined period. These contingent consideration liabilities are included in Other current liabilities and Other noncurrent liabilities in the Condensed Combined Balance Sheets, depending on the expected timing of settlement. Additions to contingent consideration recognized in connection with acquisitions are non-cash in nature. Payments of contingent consideration are cash in nature. Change in fair value is recognized in Other operating (income) expense, net in the Condensed Combined Statements of Operations.
Activity related to the Company’s contingent consideration is as follows:

Balance as of December 31, 2024	$61,017
Additions	—
Payments	—
Change in fair value	(1,538)
Balance as of March 31, 2025	$59,479

Balance as of December 31, 2025	$6,067
Additions	—
Payments	(606)
Change in fair value	(2,622)
Balance as of March 31, 2026	$2,839
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2025	$6,221,366
Acquisitions	—
Foreign currency translation adjustments	(5,185)
Balance as of March 31, 2026	$6,216,181

Intangible Assets
Components of intangible assets other than goodwill are as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles:
Developed technology	$514,527	$(216,695)	$297,832	$574,250	$(266,368)	$307,882
Customer relationships	651,893	(184,335)	467,558	652,028	(176,158)	475,870
Capitalized development expenses	1,040,376	(659,581)	380,795	921,399	(546,111)	375,288
Other Intangible Assets	67,123	(59,268)	7,855	78,007	(68,873)	9,134
Total definite-life intangibles	2,273,919	(1,119,879)	1,154,040	2,225,684	(1,057,510)	1,168,174
Indefinite-life intangibles:
Trademarks	481,101	—	481,101	481,234	—	481,234
Total Intangible assets	$2,755,020	$(1,119,879)	$1,635,141	$2,706,918	$(1,057,510)	$1,649,408
The aggregate amortization expense for definite-life intangibles are reflected in the Condensed Combined Statements of Operations as follows:

	Three Months Ended March 31,
	2026	2025
Cost of subscriptions and licenses	$286	$285
Amortization of intangible assets	42,993	37,353
Total amortization expense	$43,279	$37,638
Capitalized Development Expenses
For the three months ended March 31, 2026 and 2025, total costs capitalized were $31.1 million and $32.4 million, respectively. For the three months ended March 31, 2026 and 2025, the related amortization recorded within Amortization of intangible assets in the Condensed Combined Statements of Operations was $25.3 million and $19.1 million, respectively.

NOTE 6. OTHER BALANCE SHEET COMPONENTS
A summary of certain balance sheet components is as follows:

	As of
	March 31, 2026	December 31, 2025
Accounts receivable, net:
Trade receivables	$281,457	$340,360
Unbilled receivables	85,163	80,741
Allowance for doubtful accounts	(20,745)	(20,415)
Total Accounts receivable, net	$345,875	$400,686

Prepaids and other current assets:
Prepaid expenses	$84,919	$82,950
Other current assets	16,439	17,058
Total Prepaids and other current assets	$101,358	$100,008

Other current liabilities:
Accrued expenses	$48,866	$55,184
Accrued indirect taxes	12,207	18,904
Restructuring reserve	5,703	13,775
Other current liabilities	4,290	6,419
Total Other current liabilities	$71,066	$94,282
NOTE 7. LEASES
The Company’s operating lease portfolio includes office facilities and automobiles. The majority of the Company’s leases have remaining lease terms of one year to 10 years, some of which include options to extend the leases for five years or more. A portion of the Company’s real estate leases is subject to annual changes in the Consumer Price Index (“CPI”). The changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. For the three months ended March 31, 2026 and 2025, operating lease expense, which includes immaterial amounts of short-term leases and variable lease costs, was $4.6 million and $4.8 million, respectively.
Lease term and discount rate information related to operating leases are as follows:

	As of
	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.5	7.2
Weighted-average discount rate	5.1%	4.0%
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$5,521	$5,155
Right-of-use assets obtained in exchange for operating lease obligations	$9,246	$3,932

NOTE 8. EMPLOYEE BENEFIT PLANS
Stock-based Compensation Plans
The Company’s employees have historically participated in the Parent’s stock-based compensation plans. The following disclosures of stock-based compensation expense recognized by the Company are based on the awards and terms previously granted to the Company’s employees. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that the Company would have experienced as an independent company for the periods presented.
The compensation cost recognized in the Condensed Combined Statements of Operations of the stock-based compensation arrangements is as follows:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$314	$289
Sales and marketing	1,070	1,169
General and administrative	1,374	1,331
Research and development	724	740
Total stock-based compensation expense	$3,482	$3,529
Defined Contribution Plans
Certain employees of the Company participate in various defined contribution plans sponsored by the Parent, which include employees from other Hexagon subsidiaries. For the three months ended March 31, 2026 and 2025, defined contribution plan costs were $7.2 million and $9.4 million, respectively.
NOTE 9. INCOME TAXES
Provision for income taxes for interim periods are calculated using an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date results and projected full year results as well as separate consideration for the effect of significant, infrequent or unusual items.
Estimating the Provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. Changes in any of these estimates could have a material impact on the Company’s provision for income taxes.
For the three months ended March 31, 2026, the effective tax rate was 26% compared to 20% for the three months ended March 31, 2025. The difference between the effective tax rate and the statutory tax rate primarily relates to the jurisdictional mix of earnings and effects of cross-border transactions in preparation for the Distribution.
In July 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The OBBBA introduces several significant changes, including the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions taking effect in tax year 2025 and others phased in through 2027. There were no material impacts of this legislation on the Company's Condensed Combined Financial Statements to date; however, management will continue to evaluate the full impact of these legislative changes as more guidance becomes available.

The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the years 2014 through 2020. In May 2026, the Company received draft notices of proposed adjustment (“NOPA”) from the IRS for the years 2019 and 2020, which relate primarily to tax method changes, net operating loss carryback claims, and Base Erosion and Anti-Abuse Tax (BEAT) liability on sales-based royalties. The Company disagrees with the draft NOPAs and has informed the IRS audit team of its intent to contest the draft NOPAs.
NOTE 10. RESTRUCTURING CHARGES
From time to time, the Company has initiated various restructuring plans in an effort to better align its resources with its business strategy. For the three months ended March 31, 2026 and 2025, the charges incurred were primarily comprised of severance payments and termination benefits related to headcount reductions and are included in Other operating expense, net in the Condensed Combined Statements of Operations.
Activities resulting from restructuring plans are as follows:

Balance as of December 31, 2024	$6,764
Charges	3,383
Utilization	(3,646)
Balance as of March 31, 2025	$6,501

Balance as of December 31, 2025	$13,775
Charges	3,727
Utilization	(11,799)
Balance as of March 31, 2026	$5,703
All liabilities for restructuring charges under these plans are included in Other current liabilities in the Condensed Combined Balance Sheets as of March 31, 2026 as the Company expects to make cash payments to settle most of these liabilities throughout 2026.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of the business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on the results of operations and financial condition. The Company regularly reviews the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the Company’s judgments using the best information available at the time.
Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. The Company does not believe the outcome of these matters, individually or in the aggregate, will have a material effect on the Condensed Combined Financial Statements.

NOTE 12. RELATED PARTY TRANSACTIONS
The Condensed Combined Financial Statements have been prepared on a standalone basis and are derived from the consolidated financial statements and accounting records of Hexagon.
Related Party Sales
One or more members of the Company’s Board of Directors is an executive officer of an entity whose parent company also controls certain customers of the Company. Any such Director does not control, and is not a director or executive officer of any entity that controls, any of those customers. The Company believes sales to those customers are and have been conducted in the ordinary course of business and on arm’s-length terms.
Allocation of General Corporate Expenses
The Condensed Combined Statements of Operations include expenses for certain centralized functions and other programs provided and administered by Hexagon. For the three months ended March 31, 2026 and 2025, allocations of general corporate expenses were $1.7 million and $2.6 million, respectively.
NOTE 13. EARNINGS PER SHARE
On May 22, 2026, the Distribution date, 11,025,000 Octave Class A Ordinary Shares and 257,412,788 Octave Class B Ordinary Shares for a total of 268,437,788 Octave shares, each with a par value of $0.01 per share, were distributed to Hexagon shareholders of record as of May 22, 2026, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Distribution. For the three months ended March 31, 2026 and 2025, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. Basic and diluted earnings per share are the same for Class A Ordinary Shares and Class B Ordinary Shares as both rank pari passu in all respects except for voting rights. For periods prior to the Distribution, it is assumed that there are no dilutive equity instruments as there were no equity awards of Octave outstanding prior to the Separation.

	Three Months Ended March 31,
	2026	2025
Net income	$47,381	$59,486
Weighted average ordinary shares outstanding - basic and diluted	268,438	268,438
Earnings per share - basic and diluted	$0.18	$0.22
NOTE 14. SUBSEQUENT EVENTS
Revolving Credit Facility and Term Loan Facility
In connection with the Distribution, on April 27, 2026, the Company entered into a senior unsecured credit facility (the “Credit Agreement”) consisting of (a) a five‑year senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $500 million (the “Revolving Credit Facility”) and (b) a four‑year senior unsecured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”) consisting of (i) a U.S. dollar-denominated term loan in an amount of up to $350 million and (ii) a euro-denominated term loan in an amount of up to €150 million.
Borrowings under the Credit Facilities bear interest, at the Company’s option, at variable rates based on Term Secured Overnight Financing Rate (“SOFR”) or an alternative base rate for loans denominated in U.S. dollars, Euro Interbank Offered Rate (“EURIBOR”) for loans denominated in euro or Daily Simple Sterling Overnight Index Average (“SONIA”) for Revolving Credit Facility loans denominated in pounds sterling, in each case plus an applicable margin.

The applicable margin varies based on the Company’s consolidated leverage ratio and ranges from (i) 125 to 175 basis points in the case of Term SOFR loans, EURIBOR loans and Daily Simple SONIA loans and (ii) 25 to 75 basis points in the case of loans bearing interest at the alternative base rate. Under the Credit Agreement, the Company is required to maintain a maximum consolidated leverage ratio as of the end of each fiscal quarter of no more than 3.50 to 1.00. The Company may elect to increase the maximum permitted consolidated leverage ratio to 4.00 to 1.00 for the fiscal quarter during which a material acquisition occurs and for the following three fiscal quarters.
The Credit Agreement includes representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings, including, among other things and subject to certain significant exceptions, limitations on liens, indebtedness, mergers and asset sales, as well as customary reporting and compliance obligations.
Sale Lease-back Transaction
On April 21, 2026, the Company became bound to effect a sale-leaseback transaction pursuant to which it will sell its corporate headquarters located in Madison, Alabama, which serves as Octave’s principal executive offices, for an estimated gross proceeds of $57 million subject to customary closing procedures. Concurrently with the closing of the sale, Octave will enter into a lease agreement with the third-party purchaser that will allow Octave to continue to use a portion of the facility. The accounting treatment for this transaction has not been finalized.
Approval of the Spin-off
On April 24, 2026, the general meeting of shareholders of Hexagon approved the Distribution of the Octave business into a separate publicly-traded company named Octave Intelligence plc.
Transition to a Unified Octave Brand
Following the approval of the Distribution on April 24, 2026, management initiated the phase out of legacy brands and transition of the Octave business to a unified Octave brand. As such, the Company performed an assessment of the useful life estimates of all trademarks which have historically been carried as indefinite-life intangible assets in the Condensed Combined Balance Sheets and had a carrying amount of $481.1 million as of March 31, 2026. In completing this assessment, management concluded all trademark assets should no longer be carried as indefinite-life intangible assets, but rather determined each to have a finite useful life. As such, management performed a quantitative impairment test subsequent to such approval which consisted of a comparison of the fair value of the Company’s trademarks with the carrying amount, and in all cases where the carrying amount exceeded its fair value, an impairment loss is expected to be recognized in an amount equal to the excess. For each trademark, after the impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis which will be amortized prospectively over its remaining useful life. While the accounting treatment for this assessment has not been finalized, management expects to record a non-cash impairment charge for substantially all of the carrying amount during the second quarter of this year.
Executive Annual Incentive Plan
On May 20, 2026, the Compensation Committee approved and adopted the Octave Intelligence plc Executive Annual Incentive Plan (the “Plan”), effective as of January 1, 2026.
The Plan provides participants, including the Company’s named executive officers, with the opportunity to earn annual cash incentive awards, as determined by the Compensation Committee. Under the Plan, the Compensation Committee will establish individual target awards (expressed as a percentage of each participant’s annual base salary) and performance goals (which may be based on individual performance and/or Company performance (including a subsidiary, division, other operational unit or administrative department thereof)) for each performance period (generally, the Company’s fiscal year). Awards are contingent upon the achievement of the applicable performance goals established by the Compensation Committee and may be adjusted, reduced or increased in the Compensation Committee’s discretion, subject to the terms of the Plan. The Plan also includes customary provisions regarding termination of employment, clawback provisions and compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Completion of the Spin-off
On May 22, 2026, the spin-off was consummated by means of a tax-free pro rata distribution (the Distribution) wherein each Hexagon shareholder of record on May 22, 2026 (the Record Date) received one (1) Octave Class A Ordinary Share for every ten (10) Hexagon Class A Shares and one (1) Octave Class B Ordinary Share for every ten (10) Hexagon Class B Shares held, resulting in the Distribution of 268,437,788 of the Company’s ordinary shares to Hexagon shareholders.
In connection with the Distribution, on the Distribution date the Company fully drew the Term Loan Facility and borrowed approximately $120 million and €25 million under the Revolving Credit Facility. The proceeds from the borrowings under the Credit Facilities were used to fund a cash payment of $625 million to Hexagon in connection with the Distribution.
Agreements with Hexagon
Following the Distribution, Octave is a public company and Hexagon has no continuing ownership interest. For purposes of governing the ongoing relationships between Hexagon and Octave after the Distribution, and to provide for an orderly transition, Hexagon and Octave entered into a Distribution Agreement, Tax Disaffiliation Agreement, Employee Matters Agreement, and Master Transition Services Agreement that outline the terms and conditions of the transactions and provide a framework for our relationship after the transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with the Condensed Combined Financial Statements and accompanying Notes included under Item 1. Financial Statements of this Form 10-Q and the Combined Financial Statements and accompanying Notes and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the three years ended December 31, 2025 included in the Information Statement. See the sections of this Form 10-Q titled “Note About Forward-looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.
OVERVIEW
Business Overview
Octave provides a suite of software solutions that help organizations design, build, operate, and protect their physical assets, people, and critical infrastructure. These workflow environments often involve different teams, specialized tools, and large volumes of information that are difficult to integrate or interpret without context. When data is organized into separate systems or isolated workflows, decision making slows down, quality issues are harder to identify, and teams may miss early signs of risk or system failure.
Our platform connects data, events, and workflows across these environments and applies context-aware intelligence to help customers understand what is happening, what may happen next, and how actions in one area affect conditions in another. By providing a clearer picture of current and emerging conditions, our software helps optimize the performance and reliability of the systems that teams depend on so they can act quicker and reduce risk. We refer to our suite of software solutions collectively as our platform, noting that different components of the software architecture are at various stages of technical integration and interoperability.
Spin-off from Hexagon
On March 4, 2025, Hexagon announced that its board of directors had directed management to prepare for the spin-off of the Octave business into an independent, publicly-traded company through a tax-free, from both a U.S federal income and Swedish tax perspective, pro rata distribution of all the outstanding share capital of Octave to Hexagon shareholders via a Lex-ASEA distribution.
On April 24, 2026, the general meeting of shareholders of Hexagon approved the Distribution of the Octave business into a separate publicly-traded company named Octave Intelligence plc.
On May 22, 2026, the spin-off was consummated by means of a tax-free pro rata distribution (the “Distribution”) wherein each Hexagon shareholder of record on May 22, 2026 (the “Record Date”) received one (1) Octave Class A Ordinary Share for every ten (10) Hexagon Class A Shares and one (1) Octave Class B Ordinary Share for every ten (10) Hexagon Class B Shares held. Octave Class A Ordinary Shares were delivered to holders of Hexagon Class A Shares, Octave Class B Ordinary Shares were delivered to holders of Hexagon Class B Shares, other than affiliates of Hexagon, in the form of Swedish Depository Receipts (the “Octave SDRs”), and Octave Class B Ordinary Shares were delivered to holders of Hexagon Class B Shares that are Hexagon affiliates in book-entry form via Octave’s transfer agent. Following the Distribution, Hexagon does not beneficially own any Octave ordinary shares.

Immediately following the Distribution, there were 11,025,000 Octave Class A Ordinary Shares and 257,412,788 Octave Class B Ordinary Shares, for a total of 268,437,788 Octave ordinary shares, outstanding. Non-affiliate Hexagon shareholders on the Record Date received Octave Class B Shares via 210,003,594 Octave SDRs delivered through Euroclear Sweden that are listed on Nasdaq Stockholm under the ticker symbol “OCTV SDB,” while affiliates of Hexagon received 47,409,194 Octave Class B Shares in book entry form via Octave’s transfer agent. Of the initial 210,003,594 Octave SDRs delivered in respect of the initial distribution, 5,713,266 Octave SDRs were converted at the request of the holders thereof into Octave Class B Shares delivered on May 28, 2026. From time to time, holders of Octave SDRs may convert such interests into Octave Class B Shares pursuant to the procedures established in the General Terms and Conditions for the Octave SDRs, as previously disclosed. The Octave Class B Shares are listed under the ticker symbol “OCTV” on the Nasdaq Global Select Market in New York.
Relationship with Hexagon
The Condensed Combined Financial Statements included herein are derived from Hexagon’s historical accounting records and presented on a standalone basis as if the Octave operations had been conducted independently from Hexagon. The Condensed Combined Financial Statements are prepared in accordance with U.S. GAAP and Hexagon’s historical accounting policies, by aggregating financial information from the components of Octave’s and Hexagon’s accounting records directly attributable to Octave. The Condensed Combined Financial Statements include all revenues and costs directly attributable to the Octave business. Historically, Hexagon provided certain corporate functions to Octave and costs associated with these functions were allocated to Octave. These functions include, but are not limited to, corporate communications, executive management, legal, human resources, treasury, finance, accounting, information technology, and the related benefit costs associated with such functions, such as stock-based compensation. The costs of such services were allocated to Octave based on direct usage when identifiable, with the remainder allocated on a pro rata basis of revenue of Octave and Hexagon. Octave and Hexagon believe the basis on which these expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, Octave during the periods presented; however, they may not be indicative of the actual expense that would have been incurred had Octave been operating as a standalone company for the periods presented.
Actual costs that may have been incurred if Octave had been a standalone company would depend on a number of factors, including the organizational structure, pricing power, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and corporate infrastructure.
In connection with the Distribution, we entered into certain agreements with Hexagon, including a Distribution Agreement, Tax Disaffiliation Agreement, Employee Matters Agreement, and Master Transition Services Agreement. Under the Master Transition Services Agreement, we generally expect to be able to utilize Hexagon’s services for a transitional period following the Distribution before we replace these services over time with services supplied either internally or by third parties. The expenses for the services may vary from the historical costs directly billed and allocated to us for the same services.
We expect to continue to incur certain costs in connection with our establishment as a standalone public entity (the “Separation-Related Costs”). The Separation-Related Costs include non-recurring expenses associated with the separation and stand-up of functions required to operate as a standalone public entity. These non-recurring costs relate primarily to applicable employee related costs, system separation and implementation costs, business and facilities separation, development of our brand and other matters. The Separation-Related Costs are expected to continue through at least fiscal year 2027. Additionally, we will incur increased costs as a result of becoming an independent, publicly-traded company, primarily from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, internal audit, risk management, equity-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement and other services.

KEY DRIVERS
Impact of Foreign Currency Exchange on Results of Operations
Our operations are internationally diversified, and our results of operations have been, and we expect in the future will be, affected by changes in foreign currency exchange rates. For the three months ended March 31, 2026, and 2025, approximately 54% and 49%, respectively, of our total revenues and 36% and 41%, respectively, of our total operating expenses were denominated in a currency other than the U.S. dollar. Our most significant currencies outside of the U.S. dollar are denominated in euro, Canadian dollar, Chinese renminbi, Indian rupee, British pound and Australian dollar. Other than the natural hedge attributable to matching revenue and expenses in the same currencies, we did not hedge foreign currency exposure in these historical periods.
We identify the effects of foreign currency on our operations and present constant currency information because we believe exchange rates are an important factor in understanding period-over-period comparisons and enhance the understanding of our results and evaluations of our performance. Refer to the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Revenue
We generate revenue through subscriptions, perpetual licenses, professional services and other offerings. Our revenue base is well-diversified across account types, industries, and geographic regions. Excluding the impact of acquisitions, our primary sources of revenue growth come from increased subscriptions revenue within our long-standing client base, particularly through expanded usage of existing solutions, as well as adoption of new product offerings by those clients and subscriptions from new customers.
We anticipate subscriptions will continue to represent a significant majority of new arrangements, including customers migrating from existing license arrangements to subscription services, in future periods. Due to the ratable recognition of subscriptions revenue, growth in subscriptions revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue on a quarter-over-quarter basis.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscriptions	$279,180	$258,832
Licenses	35,125	42,639
Subscriptions and licenses	314,305	301,471
Services and other	72,196	81,333
Total revenue	386,501	382,804
Cost of revenue:
Cost of subscriptions and licenses	43,786	39,484
Cost of services and other	45,037	60,078
Total cost of revenue	88,823	99,562
Gross profit	297,678	283,242
Operating expenses:
Research and development	47,486	43,402
Sales and marketing	96,520	88,638
General and administrative	42,592	36,392
Amortization of intangible assets	42,993	37,353
Other operating expense, net	4,453	3,553
Total operating expenses	234,044	209,338
Income from operations	63,634	73,904
Other income, net	348	551
Income before income tax	63,982	74,455
Provision for income taxes	16,601	14,969
Net income	$47,381	$59,486

Revenue
The volume, mix, and duration of contract types starting or renewing in any given period may have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period-over-period.
Revenue by type is as follows:

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription licenses	$72,362	$74,167
SaaS	84,669	67,849
Maintenance subscription	122,149	116,816
Subscriptions	279,180	258,832
Licenses	35,125	42,639
Subscriptions and licenses	314,305	301,471
Services and other	72,196	81,333
Total revenue	$386,501	$382,804
Revenue by type, as a percentage of total revenue, is as follows:

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription licenses	19%	19%
SaaS	22%	18%
Maintenance subscription	31%	31%
Subscriptions	72%	68%
Licenses	9%	11%
Services and other	19%	21%
Total revenue	100%	100%
Revenue by geographic region, based upon the location of the end customer, is as follows:

	Three Months Ended March 31,
	2026	2025
Americas: (1)
United States	$145,892	$160,489
Other Americas	41,853	35,911
EMIA (2)	145,520	132,200
APAC (3)	53,236	54,204
Total revenue	$386,501	$382,804
___________________
(1)Americas includes the United States, Canada, and Latin America.
(2)EMIA includes Europe, Middle East, India, and Africa.
(3)APAC includes the Asia-Pacific region, excluding India.
Operations in Ireland, our country of domicile, are not material in all periods presented.

For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Revenue increased by $3.7 million or 1%, primarily due to organic sales increases and from favorable currency impacts, this was partially offset by impacts of the divestiture of non-core businesses which resulted in a 4% negative impact over the prior year. Revenue in EMIA grew 10%, while revenue in Americas and APAC declined by 4% and 2%, respectively. Subscriptions revenue growth was the primary driver for the overall portfolio, led by SaaS sales which grew 25% with continued demand for SaaS offerings, followed by maintenance subscription growth of 5% from a focus on annual increases to contract values, partially offset by a slight decline in subscription licenses of 2% due to market headwinds. Licenses sales slowed with an 18% decline due to a customer demand shift to SaaS and subscription licenses. Services and other declined by 11% due to the divestiture of non-core businesses that occurred during the second and third quarters of the prior year.
Cost of Revenue and Operating Expenses
Management continuously assesses our cost structure to ensure an optimal balance of personnel necessary to support revenue levels, investment in innovation and the associated infrastructure necessary to support business operations and continuity, including investments in certain public company functions necessary to operate as a standalone business.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025
Total cost of revenue	$88,823	$99,562
Gross profit percentage	77%	74%
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Cost of revenue decreased by $10.7 million or 11%, primarily due to the reduction in services and other labor and associated delivery costs that supported the divestiture of non-core businesses. This was partially offset by an increase in cloud platform costs associated with public cloud infrastructure providers and general labor costs. As a result, gross profit margin improved from 74% to 77%, and when coupled with the growth in revenue, gross profit increased by $14.4 million or 5%.
Research and Development Expenses

	Three Months Ended March 31,
	2026	2025
Research and development	$47,486	$43,402
Percentage of total revenue	12%	11%
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Research and development expenses increased by $4.1 million or 9%, primarily due to higher salaries and wages driven by wage inflation, increased hiring of technical personnel, and greater investments in development tools to support development efforts. Capitalization of software development costs declined as a proportion of overall expenditures.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$96,520	$88,638
Percentage of total revenue	25%	23%
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Sales and marketing expenses increased by $7.9 million or 9%, primarily due to higher salaries and wages driven by increased marketing costs, wage inflation, additional hiring of sales and sales support personnel, and increased investments in sales enablement technology.
General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025
General and administrative	$42,592	$36,392
Percentage of total revenue	11%	10%
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
General and administrative expenses increased by $6.2 million or 17%, primarily due to higher salaries and wages driven by wage inflation, increased hiring to support public company functions, an increase in the allowance for doubtful accounts, and a general increase in information technology costs.
Amortization of Intangible Assets

	Three Months Ended March 31,
	2026	2025
Amortization of intangible assets	$42,993	$37,353
Percentage of total revenue	11%	10%
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Amortization of intangible assets increased by $5.6 million or 15%, primarily due to incremental new releases of developed product solutions for sale.
Other Operating Expense, Net

	Three Months Ended March 31,
	2026	2025
Other operating expense, net	$4,453	$3,553
Percentage of total revenue	1%	1%
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Other operating expense increased by $0.9 million or 25%, primarily due to an increase in restructuring charges associated with certain cost reduction actions to offset investments in public company functions, partially offset by a decrease in contingent consideration fair value remeasurement gains.

Other Income, Net

	Three Months Ended March 31,
	2026	2025
Other income, net	$348	$551
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Other income, net has remained relatively flat for the three months ended March 31, 2026 and 2025.
Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$63,982	$74,455
Provision for income taxes	$16,601	$14,969
Effective tax rate	26%	20%
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
For the three months ended March 31, 2026, the effective tax rate was higher as compared to the three months ended March 31, 2025, primarily due to the jurisdictional mix of earnings and effects of cross-border transactions in preparation for the Distribution.
NON-GAAP FINANCIAL MEASURES
Below are definitions and reconciliations of certain non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. Management believes that, when considered together with reported amounts, these measures are useful to investors and management in understanding our ongoing operations and in the analysis of ongoing operating trends. Management believes these non-GAAP financial measures provide investors with a more meaningful measure of company performance period to period, align the measures to how management evaluates performance internally, and make it easier for investors to compare our performance to peers. These measures should be considered in addition to, and not as replacements for, the most directly comparable U.S. GAAP measure. The non-GAAP financial measures we use are as follows:
Adjusted Income from Operations—Income from Operations
Adjusted income from operations is defined as Income from operations adjusted for amortization of acquired intangibles; amortization of developed technologies; stock-based compensation expense; impairment charges; acquisition costs and charges; restructuring charges; stand-up costs; and select other non-recurring items.
Adjusted Operating Margin—Operating Margin
Adjusted operating margin is defined as Operating margin adjusted for amortization of acquired intangibles; amortization of developed technologies; stock-based compensation expense; impairment charges; acquisition costs and charges; restructuring charges; stand-up costs; and select other non-recurring items.
Adjusted Net Income—Net Income
Adjusted net income is defined as Net income adjusted for amortization of acquired intangibles; amortization of developed technologies; stock-based compensation expense; impairment charges; acquisition costs and charges; restructuring charges; stand-up costs; select other non-recurring items; and a corresponding adjustment to income tax expense for the impact of these adjustments.

Free Cash Flow—Cash Flow from Operations
Free cash flow is defined as cash flow from operations net of capital expenditures, including purchases of property and equipment and capitalization of software development costs. These expenditures consist primarily of facility improvements, office equipment, computer equipment, and software development costs. We believe that free cash flow, in conjunction with cash from operations, is a useful measure of liquidity since capital expenditures are a necessary component of ongoing operations. Free cash flow is not a measure of cash available for discretionary expenditures.
Free Cash Flow Margin—Cash Flow from Operations Margin
Free cash flow margin is defined as free cash flow divided by revenue. We believe that free cash flow margin, in conjunction with cash from operations and free cash flow, is a useful measure of liquidity since capital expenditures are a necessary component of ongoing operations. Free cash flow is not a measure of cash available for discretionary expenditures.
Description of Adjustments
Amortization of acquired intangibles and amortization of developed technologies are non-cash expenses that are impacted by the timing and magnitude of our acquisitions and additions to developed technologies. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Stock-based compensation expense is a non-cash expense relating to equity-based awards issued to executive officers, employees and outside directors, consisting of performance share awards. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Impairment charges are non-cash expenses related to long-lived assets for which it was determined the carrying value of such assets was partially or fully unrecoverable. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Acquisition costs and charges are direct costs of potential and completed acquisitions and expenses related to acquisition integration activities, including transaction fees, due diligence costs, severance and professional fees. Subsequent adjustments to our initial estimated amount of contingent consideration associated with specific acquisitions are also included within acquisition costs and charges. The occurrence and amount of these costs and charges varies depending on the timing and size of acquisitions and subsequent adjustments to our initial estimated amount of contingent consideration. We believe the assessment of our operations excluding these costs and charges is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Restructuring charges include excess facility restructuring costs; impairment and accretion expenses related to the lease assets of exited facilities; sublease income from previously impaired facilities; severance charges resulting from employee reduction actions; and third-party professional consulting fees related to modifications of our business strategy. These charges vary in size based on restructuring plans and duration. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Stand-up costs include expenses associated with the spin-off and stand up of functions required to operate as a standalone public entity, these costs primarily relate to system implementation expenses, legal and consulting costs, development of our brand and other matters. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Other non-recurring items include selected costs and charges that do not naturally conform to one of the adjustments above, including certain litigation matters net of expected insurance recoveries. We believe the assessment of our operations excluding these costs and charges is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Income tax adjustments include the tax impact of the items excluded from Adjusted net income.
We use these non-GAAP financial measures, and we believe that they assist our investors, to make period-to-period comparisons of our operational performance because they provide a view of our operating results and cash flows without items that are not, in our view, indicative of our core operating results. We believe that these non-GAAP financial measures, when used in conjunction with the most comparable U.S. GAAP measure, help illustrate underlying trends in our business, and we use the measures to establish budgets and operational goals (communicated internally and externally) for managing our business and evaluating our performance. We believe that providing non-GAAP financial measures also affords investors a view of our operating results and cash flows that may be more easily compared to the results of other companies in our industry that use similar financial measures to supplement their U.S. GAAP results.
The items excluded from the non-GAAP financial measures often have a material impact on our financial results, certain of those items are non-recurring, and other such items often recur. Accordingly, the non-GAAP financial measures included herein should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with U.S. GAAP. The following tables reconcile each of these non-GAAP financial measures to its most closely comparable U.S. GAAP measure on our financial statements.

NON-GAAP FINANCIAL MEASURES

	Three Months Ended March 31,
	2026	2025
Income from operations	$63,634	$73,904
Amortization of acquired intangibles	18,023	18,443
Amortization of developed technologies	25,256	19,195
Stock-based compensation expense	3,482	3,529
Impairment charges	—	—
Acquisition costs and charges	(2,622)	(1,538)
Restructuring charges	3,727	3,383
Stand-up costs	1,068	—
Other non-recurring items	3,000	—
Adjusted income from operations	$115,568	$116,916

Operating margin	16%	19%
Amortization of acquired intangibles	5	5
Amortization of developed technologies	7	5
Stock-based compensation expense	1	1
Impairment charges	—	—
Acquisition costs and charges	(1)	—
Restructuring charges	1	1
Stand-up costs	—	—
Other non-recurring items	1	—
Adjusted operating margin	30%	31%

Net income	$47,381	$59,486
Amortization of acquired intangibles	18,023	18,443
Amortization of developed technologies	25,256	19,195
Stock-based compensation expense	3,482	3,529
Impairment charges	—	—
Acquisition costs and charges	(2,622)	(1,538)
Restructuring charges	3,727	3,383
Stand-up costs	1,068	—
Other non-recurring items	3,000	—
Tax impacts	(10,295)	(8,919)
Adjusted net income	$89,020	$93,579

Cash flow from operations	$115,445	$125,509
Purchases of property and equipment	(2,371)	(1,509)
Capitalization of software development costs	(31,060)	(32,351)
Free cash flow	$82,014	$91,649

Operating cash flow margin	30%	33%
Purchases of property and equipment	(1)	—
Capitalization of software development costs	(8)	(9)
Free cash flow margin	21%	24%

Constant Currency
Constant currency is a non-GAAP financial measure that presents our revenue excluding the estimated effects of foreign currency exchange rate fluctuations. A significant amount of our operations is conducted in foreign currencies. As a result, the comparability of the financial results reported in U.S. dollars is affected by changes in foreign currency exchange rates. We use constant currency to evaluate the underlying performance of the business, and we believe it is helpful for investors to present operating results on a comparable basis period-over-period to evaluate its underlying performance.
In reporting period-over-period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current and prior period results on a functional currency basis to our reporting currency using the prior period average foreign currency exchange rates from which the transaction occurred.
Reconciliation of revenue to revenue in constant currency for the three months ended March 31, 2026:

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Actual	Impact of Foreign Exchanges at 2025 Rates	Constant Currency	Actual	Impact of Foreign Exchanges at 2025 Rates	Constant Currency
Revenue:
Subscriptions	$279,180	$10,502	$268,678	$258,832	$—	$258,832
Licenses	35,125	1,321	33,804	42,639	—	42,639
Subscriptions and licenses	314,305	11,823	302,482	301,471	—	301,471
Services and other	72,196	2,716	69,480	81,333	—	81,333
Total revenue	$386,501	$14,539	$371,962	$382,804	$—	$382,804
LIQUIDITY AND CAPITAL RESOURCES
Sources of Historical Liquidity
We have historically generated positive cash flow from operations; however, as part of Hexagon, Octave has been dependent upon Hexagon for all of its working capital and financing requirements. Hexagon uses a centralized approach to cash management and financing of its operations. Accordingly, a substantial portion of Octave’s cash accounts are regularly cleared to Hexagon at Hexagon’s discretion, and Hexagon funds its operating and investing activities as needed. This arrangement is not reflective of the manner in which the Octave business would have been able to finance its operations had it been a standalone business separate from Hexagon during the periods presented. Transfers of cash between Hexagon and Octave are included within Net transfers (to) from Parent in the Condensed Combined Statements of Cash Flows and the Condensed Combined Statements of Equity.
Revolving Credit Facility and Term Loan Facility
In connection with the Distribution, on April 27, 2026, the Company entered into a senior unsecured credit facility (the “Credit Agreement”) consisting of (a) a five‑year senior unsecured multi-currency revolving credit facility in an aggregate principal amount of up to $500 million (the “Revolving Credit Facility”) and (b) a four‑year senior unsecured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”) consisting of (i) a U.S. dollar-denominated term loan in an amount of up to $350 million and (ii) a euro-denominated term loan in an amount of up to €150 million.
Borrowings under the Credit Facilities bear interest, at the Company’s option, at variable rates based on Term Secured Overnight Financing Rate (“SOFR”) or an alternative base rate for loans denominated in U.S. dollars, Euro Interbank Offered Rate (“EURIBOR”) for loans denominated in euro or Daily Simple Sterling Overnight Index Average (“SONIA”) for Revolving Credit Facility loans denominated in pounds sterling, in each case plus an applicable margin.

The applicable margin varies based on the Company’s consolidated leverage ratio and ranges from (i) 125 to 175 basis points in the case of Term SOFR loans, EURIBOR loans and Daily Simple SONIA loans and (ii) 25 to 75 basis points in the case of loans bearing interest at the alternative base rate. Under the Credit Agreement, the Company is required to maintain a maximum consolidated leverage ratio as of the end of each fiscal quarter of no more than 3.50 to 1.00. The Company may elect to increase the maximum permitted consolidated leverage ratio to 4.00 to 1.00 for the fiscal quarter during which a material acquisition occurs and for the following three fiscal quarters.
The Credit Agreement includes representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings, including, among other things and subject to certain significant exceptions, limitations on liens, indebtedness, mergers and asset sales, as well as customary reporting and compliance obligations.
In connection with the Distribution, on the Distribution date the Company fully drew the Term Loan Facility and borrowed approximately $120 million and €25 million under the Revolving Credit Facility. The proceeds from the borrowings under the Credit Facilities were used to fund a cash payment of $625 million to Hexagon in connection with the Distribution.
CASH FLOW ACTIVITY
Summarized cash flow information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$115,445	$125,509
Net cash used in investing activities	$(33,074)	$(45,566)
Net cash used in financing activities	$(60,841)	$(75,104)
Operating Activities
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Net cash provided by operating activities decreased by $10.1 million, primarily due to a decrease in net income of $12.1 million. The decrease in non-cash adjustments of $9.0 million was largely offset by an increase in net cash flows from the change in operating assets and liabilities of $11.0 million. The decrease in non-cash adjustments was primarily driven by an increase in depreciation and amortization, partially offset by the timing of restructuring charges and movement in deferred income tax expense. The increase in net cash flows from the change in operating assets and liabilities was primarily due to timing of collections on receivables and the timing of cash disbursements for operating assets and liabilities, partially offset by timing of recognition of deferred revenue.
Investing Activities
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Net cash used in investing activities decreased by $12.5 million primarily due to the absence of an acquisition completed in the current period as compared to aggregate consideration paid, net of cash acquired, of $11.7 million in the prior period.

Financing Activities
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025
Net cash used in financing activities decreased by $14.3 million primarily due to a decrease in net transfers to Hexagon.
Cash and Cash Requirements
As of March 31, 2026 and December 31, 2025, our cash and cash equivalents totaled $175.5 million and $156.1 million, respectively. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in the section of this Form 10-Q titled “Risk Factors” and under the section titled “Risk Factors” in the Information Statement. If we are unable to generate sufficient cash flows from operations or otherwise comply with the terms of any external borrowings, we may be required to seek additional financing alternatives.
We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and expected future financing to meet our expected payments related to our material cash requirements for at least the next 12 months.
Cash and Cash Equivalents Held by non-U.S. Subsidiaries
Cash and cash equivalents held by the Company’s non-U.S. subsidiaries as of March 31, 2026 and December 31, 2025 were $155.1 million and $141.8 million, respectively.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes in critical accounting estimates from those disclosed in the Information Statement section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OTHER MATTERS
See Note 2, “Summary of Significant Accounting Policies,” of the Condensed Combined Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from those disclosed in the section titled “Quantitative and Qualitative Disclosures About Market Risk” in the Information Statement.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2026 as a result of the two material weaknesses in the Company’s internal control over financial reporting described in the Information Statement.
Notwithstanding these identified material weaknesses in internal control over financial reporting, management has concluded that the unaudited Condensed Combined Financial Statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows of the Company for the periods presented in conformity with U.S. GAAP.
Ongoing Remediation Efforts of Previously Identified Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the Information Statement, in connection with the preparation of the Company’s Combined Financial Statements for the year ended December 31, 2025, management identified material weaknesses related to (i) risk assessment process and segregation of duties for the preparation and review of manual journal entries and (ii) information technology general controls relevant to the preparation of financial statements, including program change management controls, user access controls and computer operation controls for back-up and restoration activities.
With oversight from the Company’s Board of Directors, management is developing and implementing a remediation plan, which began in late 2025 at the time control deficiencies were identified, to address these material weaknesses, including by enhancing the risk assessment process to identify risks of material misstatement at a sufficient level of precision; designing and implementing additional controls to strengthen segregation of duties, including enhanced review procedures over the preparation and posting of manual journal entries; implementing additional monitoring controls over system-generated reports; improving back-up authorization and testing processes; and strengthening change management processes with improved documentation and approvals, including user access rights and segregation of duties.
While management has taken, and continues to take, steps to implement a remediation plan, each material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded that the related controls are effective. Management will continue to monitor the effectiveness of the remediation plan and refine the plan as appropriate.
Changes in Internal Control over Financial Reporting
Following the Distribution, new corporate and governance functions have been implemented to meet all regulatory requirements for a standalone public company. Apart from the foregoing and the remediation activities described above, there were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 11, “Commitments and Contingencies,” of the Condensed Combined Financial Statements for information regarding legal proceedings in which we are involved.
Item 1A. Risk Factors.
There have been no material changes in risk factors from those disclosed in the Information Statement section titled “Risk Factors,” which is incorporated herein by reference.
Item 6. Exhibits.

Exhibit Number	Description
2.1
Distribution Agreement, dated as of May 22, 2026, by and between Hexagon AB and Octave Intelligence plc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+

3.1	Articles and Memorandum of Association of Octave Intelligence plc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2026).+
4.1
Form of General Terms and Conditions for Swedish Depository Receipts in Octave Intelligence plc (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 27, 2026).+

10.1
Tax Disaffiliation Agreement, dated as of May 22, 2026, by and between Hexagon AB and Octave Intelligence plc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+

10.2
Employee Matters Agreement, dated as of May 22, 2026, by and between Hexagon AB and Octave Intelligence plc (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+

10.3
Master Transition Services Agreement, dated as of May 22, 2026, by and between Hexagon AB and Octave Intelligence plc (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+

10.4
Registration Rights Agreement, dated as of May 22, 2026, by and between Octave Intelligence plc and Melker Schörling AB (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+

10.5
Credit Agreement, dated April 27, 2026, by and between Hexagon AB, Octave Intelligence plc, Borrowers, Borrowing Subsidiaries, Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 3 to Form 10 filed with the SEC on April 27, 2026).+

10.6
Form of Deed of Indemnification entered into by Octave Intelligence plc for the benefit of certain individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 27, 2026).+

10.7
Form of Indemnification Agreement between Intergraph Corporation and certain individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 27, 2026).+

10.8	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 27, 2026).+
10.9
Executive Employment Agreement, dated as of March 22, 2026, by and between Mattias Stenberg and Intergraph Corporation D/B/A Octave (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 27, 2026).+

10.10
Octave Intelligence plc Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 27, 2026).+

10.11
Octave Intelligence plc Employee Share Purchase Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 27, 2026).+

10.12	Form of Transaction Bonus Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+
10.13	Octave Intelligence plc Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
*Filed herewith
+Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Octave Intelligence plc

		By:	/s/ Mattias Stenberg
Date:	June 4, 2026	Name:	Mattias Stenberg
		Title:	Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Benjamin Maslan
Date:	June 4, 2026	Name:	Benjamin Maslan
		Title:	Chief Financial Officer
(Principal Financial Officer)