Form 10-Q
period 2026-06-30
Octave Intelligence plc
filed 2026-08-12
CIK 2083632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class B Ordinary Shares, $0.01 Par Value	OCTV	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2026, the registrant had 11,025,000 Class A Ordinary Shares and 257,412,788 Class B Ordinary Shares outstanding.

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
Forward-looking statements are based on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives and financial needs, and on a number of assumptions, including those regarding customer demand, subscription license activity, Software as a Service (“SaaS”) adoption, pricing and packaging initiatives, macroeconomic conditions, our ability to identify, consummate and integrate strategic acquisitions, our ability to successfully operate as an independent public company following the Distribution (as defined below), the timing and costs associated with separation-related activities, our ability to generate sufficient cash flows and comply with the terms of our indebtedness and our ability to execute our growth strategies. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and others that may cause actual results to differ materially from those expressed in such forward-looking statements are described further in this Form 10-Q and the risks discussed under the section titled “Risk Factors” in the Information Statement attached as Exhibit 99.1 to Octave’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Information Statement”) and those discussed in other documents we file with the SEC.
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
ii

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Balance Sheets (Unaudited)
In thousands (except per share amounts)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$304,147	$156,069
Accounts receivable, net	375,640	400,686
Prepaids and other current assets	98,300	100,008
Total current assets	778,087	656,763
Property and equipment, net	23,417	54,642
Property and equipment held for sale	30,888	—
Operating lease right-of-use assets	52,037	50,605
Goodwill	4,554,993	6,221,366
Intangible assets, net	1,161,836	1,649,408
Deferred income taxes	31,441	29,903
Other noncurrent assets	57,051	33,564
Total assets	$6,689,750	$8,696,251
LIABILITIES
Current liabilities:
Accounts payable	$54,834	$48,765
Accrued compensation	90,328	113,532
Deferred revenue	436,983	380,612
Operating lease liabilities	13,991	15,683
Other current liabilities	160,153	94,282
Total current liabilities	756,289	652,874
Long-term debt	621,284	—
Operating lease liabilities - noncurrent	39,604	36,770
Deferred income taxes	152,584	269,152
Other noncurrent liabilities	40,039	59,820
Total liabilities	1,609,800	1,018,616
Commitments and contingencies (Note 12)
EQUITY
Preferred shares, $0.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Class A Ordinary Shares, $0.01 par value; 4,500,000 shares authorized	110	—
Class B Ordinary Shares, $0.01 par value; 4,500,000 shares authorized	2,574	—
Additional paid-in-capital	6,783,958	—
Net investment by Hexagon	—	7,749,558
Retained earnings	(1,629,928)	—
Accumulated other comprehensive loss	(76,764)	(71,923)
Total equity	5,079,950	7,677,635
Total liabilities and equity	$6,689,750	$8,696,251
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Operations (Unaudited)
In thousands (except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscriptions	$282,813	$267,334	$561,993	$526,166
Licenses	39,104	50,983	74,229	93,622
Subscriptions and licenses	321,917	318,317	636,222	619,788
Services and other	76,497	95,024	148,693	176,357
Total revenue	398,414	413,341	784,915	796,145
Cost of revenue:
Cost of subscriptions and licenses	39,980	41,724	83,766	81,208
Cost of services and other	52,783	65,190	97,820	125,268
Total cost of revenue	92,763	106,914	181,586	206,476
Gross profit	305,651	306,427	603,329	589,669
Operating expenses:
Research and development	54,578	46,442	102,064	89,844
Sales and marketing	99,973	97,903	196,493	186,541
General and administrative	39,469	43,467	82,061	79,859
Amortization of intangible assets	44,570	38,284	87,563	75,637
Other operating expense (income), net	2,136,986	(16,529)	2,141,439	(12,976)
Total operating expenses	2,375,576	209,567	2,609,620	418,905
Income (loss) from operations	(2,069,925)	96,860	(2,006,291)	170,764
Other income (expense), net	3,754	(340)	4,102	211
Interest expense, net	(1,757)	—	(1,757)	—
Income (loss) before income tax	(2,067,928)	96,520	(2,003,946)	170,975
Provision (benefit) for income taxes	(97,250)	21,352	(80,649)	36,321
Net income (loss)	$(1,970,678)	$75,168	$(1,923,297)	$134,654

Earnings per share - basic and diluted	$(7.34)	$0.28	$(7.16)	$0.50
Weighted average ordinary shares outstanding - basic and diluted	268,438	268,438	268,438	268,438
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
In thousands

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(1,970,678)	$75,168	$(1,923,297)	$134,654
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,797	30,335	(4,841)	46,516
Total other comprehensive income (loss), net of taxes	2,797	30,335	(4,841)	46,516
Comprehensive income (loss)	$(1,967,881)	$105,503	$(1,928,138)	$181,170
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Equity (Unaudited)
In thousands

	Class A Ordinary Shares		Class B Ordinary Shares		Additional paid-in-capital	Net investment by Hexagon	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	—	$—	—	$—	$—	$7,795,874	$—	$(122,187)	$7,673,687
Net income	—	—	—	—	—	59,486	—	—	59,486
Foreign currency translation adjustments	—	—	—	—	—	—	—	16,181	16,181
Net transfers to Hexagon	—	—	—	—	—	(71,575)	—	—	(71,575)
Balance as of March 31, 2025	—	$—	—	$—	$—	$7,783,785	$—	$(106,006)	$7,677,779
Net income	—	—	—	—	—	75,168	—	—	75,168
Foreign currency translation adjustments	—	—	—	—	—	—	—	30,335	30,335
Net transfers to Hexagon	—	—	—	—	—	(87,819)	—	—	(87,819)
Balance as of June 30, 2025	—	$—	—	$—	$—	$7,771,134	$—	$(75,671)	$7,695,463

	Class A Ordinary Shares		Class B Ordinary Shares		Additional paid-in-capital	Net investment by Hexagon	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	—	$—	$—	$7,749,558	$—	$(71,923)	$7,677,635
Net income	—	—	—	—	—	47,381	—	—	47,381
Foreign currency translation adjustments	—	—	—	—	—	—	—	(7,638)	(7,638)
Net transfers to Hexagon	—	—	—	—	—	(56,753)	—	—	(56,753)
Balance as of March 31, 2026	—	$—	—	$—	$—	$7,740,186	$—	$(79,561)	$7,660,625
Net loss	—	—	—	—	—	(340,750)	(1,629,928)	—	(1,970,678)
Foreign currency translation adjustments	—	—	—	—	—	—	—	2,797	2,797
Net transfers from Hexagon	—	—	—	—	—	10,821	—	—	10,821
Cash payment to Hexagon in connection with the Distribution	—	—	—	—	—	(625,000)	—	—	(625,000)
Issuance of Ordinary Shares in connection with the Distribution	11,025	110	257,413	2,574	6,782,573	(6,785,257)	—	—	—
Stock-based compensation expense	—	—	—	—	1,385	—	—	—	1,385
Balance as of June 30, 2026	11,025	$110	257,413	$2,574	$6,783,958	$—	$(1,629,928)	$(76,764)	$5,079,950
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,923,297)	$134,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,416	81,648
Stock-based compensation expense	6,703	6,802
Deferred income taxes	(97,472)	12,183
Impairment charges	2,134,660	—
Remeasurement of contingent consideration reserves	(2,622)	(12,544)
Restructuring charges	(10,103)	(975)
Other	(112)	1,546
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	22,678	17,979
Prepaids and other current assets	2,382	(5,979)
Accounts payable	4,080	(396)
Accrued compensation	(23,204)	(14,969)
Deferred revenue	31,492	29,972
Other assets and liabilities	2,277	(1,403)
Net cash provided by operating activities	240,878	248,518
Cash flows from investing activities:
Purchases of property and equipment	(5,095)	(3,540)
Capitalization of software development costs	(60,271)	(66,443)
Acquisitions, net of cash acquired	(11,115)	(16,751)
Purchases of investments	(15,000)	—
Proceeds from divestitures	—	4,136
Other	(773)	(1,305)
Net cash used in investing activities	(92,254)	(83,903)
Cash flows from financing activities:
Proceeds from issuance of term loans	524,420	—
Proceeds from revolving credit facility	149,070	—
Repayment of revolving credit facility	(46,500)	—
Debt issuance costs	(3,779)	—
Net transfers to Hexagon	(16,048)	(166,195)
Cash payment to Hexagon in connection with the Distribution	(625,000)	—
Payment of contingent consideration	(606)	—
Proceeds from other short-term borrowings	22,903	—
Net cash provided by (used in) financing activities	4,460	(166,195)
Effect of foreign exchange rate changes on cash and cash equivalents	(5,006)	6,015
Net increase in cash and cash equivalents	148,078	4,435
Cash and cash equivalents at beginning of period	156,069	97,214
Cash and cash equivalents at end of period	$304,147	$101,649
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Dollars in thousands, unless noted otherwise
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Background
Octave Intelligence plc ("Octave" or the "Company") provides a suite of software solutions that help organizations design, build, operate, and protect their physical assets, people and critical infrastructure. These workflow environments often involve different teams, specialized tools, and large volumes of information that are difficult to integrate or interpret without context. When data is organized into separate systems or isolated workflows, decision making slows down, quality issues are harder to identify, and teams may miss early signs of risk or system failure.
The Company's platform connects data, events, and workflows across these environments and applies context-aware intelligence to help customers understand what is happening, what may happen next, and how actions in one area affect conditions in another. By providing a clearer picture of current and emerging conditions, Octave's software helps optimize the performance and reliability of the systems that teams depend on so they can act quicker and reduce risk. Octave refers to its suite of software solutions collectively as its platform, noting that different components of the software architecture are at various stages of technical integration and interoperability.
On March 4, 2025, Hexagon AB ("Hexagon") announced that its board of directors had directed management to prepare for the spin-off of the Octave business into an independent, publicly-traded company through a tax-free, from both a U.S. federal income and Swedish tax perspective, pro rata distribution of all the outstanding share capital of Octave to Hexagon shareholders via a Lex-ASEA distribution. Prior to the Distribution (as defined below), the Company was wholly owned by Hexagon.
On April 24, 2026, the general meeting of shareholders of Hexagon approved the Distribution of the Octave business into a separate publicly-traded company named Octave Intelligence plc.
On April 27, 2026, in connection with the Distribution, the Company entered into credit facilities with Bank of America, N.A. consisting of a $350.0 million U.S. dollar term loan facility, a €150.0 million euro term loan facility, and a $500.0 million revolving credit facility. On May 22, 2026, the Company fully drew the term loan facilities and borrowed under the revolving credit facility. The proceeds from these borrowings were used to fund a cash payment of $625.0 million to Hexagon in connection with the Distribution.
On May 22, 2026, the spin-off was consummated by means of a tax-free pro rata distribution (the "Distribution") wherein each Hexagon shareholder of record on May 22, 2026 (the "Record Date") received one (1) Octave Class A Ordinary Share for every ten (10) Hexagon Class A Shares and one (1) Octave Class B Ordinary Share for every ten (10) Hexagon Class B Shares held, resulting in the distribution of 268,437,788 of the Company's ordinary shares to Hexagon shareholders. Octave Class A Ordinary Shares were delivered to holders of Hexagon Class A Shares. Octave Class B Ordinary Shares were delivered to holders of Hexagon Class B Shares other than Hexagon affiliates in the form of Swedish Depository Receipts (the "Octave SDRs"), and to Hexagon affiliates in book-entry form via Octave's transfer agent. Following the Distribution, the Company commenced "regular way" trading as an independent public company whereby Octave Class B Ordinary Shares were listed under the ticker symbol "OCTV" on the Nasdaq Global Select Market and the Octave SDRs were listed under the ticker symbol "OCTV SDB" on Nasdaq Stockholm.
Following the Distribution, Octave is a public company and Hexagon has no continuing ownership interest. For purposes of governing the ongoing relationships between Hexagon and Octave after the Distribution, and to provide for an orderly transition, Hexagon and Octave entered into a Distribution Agreement, Tax Disaffiliation Agreement, Employee Matters Agreement, and Master Transition Services Agreement that outline the terms and conditions of the transactions and provide a framework for our relationship after the Distribution.

Basis of Presentation
On May 22, 2026, the Company became a standalone publicly traded company, and its financial statements are presented on a consolidated basis from that date. Prior to the Distribution, the Company's historical financial statements were derived from Hexagon's consolidated financial statements and accounting records and were prepared on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to May 22, 2026, are referred to herein as the "Condensed Consolidated Financial Statements" and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
These Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Combined Financial Statements for the three years ended December 31, 2025 included in the Information Statement attached as Exhibit 99.1 to Octave’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Information Statement”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The December 31, 2025 Condensed Consolidated Balance Sheet included herein is derived from the audited Combined Financial Statements included in the Information Statement. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the remainder of the fiscal year. These unaudited Condensed Consolidated Financial Statements and accompanying Notes should be read in conjunction with the audited Combined Financial Statements and accompanying Notes for the year ended December 31, 2025 included in the Information Statement.
All intercompany transactions have been eliminated.
Periods Prior to the Distribution
Prior to the Distribution, the Condensed Consolidated Financial Statements include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company had historically functioned together with the other businesses controlled by Hexagon. Accordingly, the Company relied on Hexagon's corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs had been allocated to the Company, including general and administrative expenses related to Hexagon support functions provided on a centralized basis, such as corporate communications, executive management, legal, human resources, treasury, finance, accounting, information technology, and the related benefit costs associated with such functions, including stock-based compensation. These expenses had been specifically identified, when possible, or allocated based on direct usage when identifiable, with the remainder allocated on a pro rata basis of revenue of the Company and Hexagon. The charges for these functions are included in Sales and marketing and General and administrative expenses in the Condensed Consolidated Statements of Operations. Management considers that such allocations had been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred had the Company operated on a standalone basis for the periods presented prior to the Distribution. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a standalone basis, as it is not practicable to do so.
Prior to the Distribution, Hexagon utilized a centralized approach to managing its treasury operations. The cash and cash equivalents held by Hexagon at the corporate level were not specifically identifiable to the Company and therefore had not been reflected in the Company's Condensed Consolidated Balance Sheets prior to the Distribution. Cash and cash equivalents in the Condensed Consolidated Balance Sheets for periods prior to the Distribution represent cash and cash equivalents held by legal entities of the Company that were specifically attributable to the Company.
Prior to the Distribution, Hexagon's external debt and related interest expense had not been attributed to the Company for the periods presented, as Hexagon's borrowings were neither directly attributable to the Company nor was the Company the legal obligor of such borrowings.

For those transactions between the Company and Hexagon that were historically settled in cash, such balances were reflected in the Condensed Consolidated Balance Sheets as due from related parties or due to related parties. The total net effect of the settlement of intercompany transactions not historically settled in cash are reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net investment by Hexagon, with the difference between the amounts presented in the Condensed Consolidated Statements of Equity and the Condensed Consolidated Statements of Cash Flows being attributable to stock-based compensation and net assets distributed from Hexagon. Net investment by Hexagon in the Condensed Consolidated Balance Sheets represents Hexagon's historical investment in the Company, the accumulated net earnings after taxes, and the net effect of transactions with and allocations from Hexagon.
Prior to the Distribution, income tax expense and tax balances were calculated on a separate return basis. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone company, even though the Company filed as part of Hexagon's tax group in certain jurisdictions prior to the Distribution.
Periods Following the Distribution
Following the Distribution on May 22, 2026, the Company operates as an independent publicly traded company and its financial statements reflect the Company's results of operations, financial position and cash flows on a standalone consolidated basis. Certain functions previously provided by Hexagon continue to be provided under the Master Transition Services Agreement or are being performed using the Company's own resources or third-party service providers. The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
Unless otherwise noted, all amounts in these Condensed Consolidated Financial Statements are presented in U.S. dollars and in thousands.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies of the Company are set forth in Note 2, “Summary of Significant Accounting Policies” within the Company’s audited Combined Financial Statements as of December 31, 2025 included in the Information Statement.
Updates to Significant Accounting Policies
Assets Held for Sale: A long-lived asset (or disposal group) is classified as held for sale in the period in which all of the held-for-sale criteria are met. Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Depreciation and amortization cease upon classification as held for sale. See Note 15, “Subsequent Events” for further discussion.
Goodwill: The Company performed an interim goodwill impairment test following a triggering event that indicated the carrying amount may not be fully recoverable. This impairment test resulted in a current period non-cash impairment charge. See Note 5, "Goodwill and intangible assets" for further discussion.
Intangible Assets, Net: The Company performed an assessment of the useful life estimates of all trademarks which have historically been carried as indefinite-life intangible assets following the phase out of legacy brands and transition of the Octave business to a unified Octave brand. This assessment resulted in a current period non-cash impairment charge and conclusion that all trademark assets should no longer be carried as indefinite-life intangible assets, but rather have a finite two year useful life. See Note 5, "Goodwill and intangible assets" for further discussion.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 remove the concept of development stages and introduce a principles-based model for capitalizing internal-use software costs, including those related to agile and cloud-based development. The guidance also consolidates website development costs under ASC 350-40 and enhances disclosure requirements related to software development activities. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, and should be applied prospectively, with optional retrospective or modified retrospective transition methods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statements-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024-03; however, other than additional disclosure, the Company does not expect a change to the Consolidated Financial Statements.
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 by allowing entities to assume that current conditions as of the balance sheet date will not change over the remaining life of such assets. The Company adopted ASU 2025-05 during the three months ended March 31, 2026. The adoption did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The Company’s revenue based on the timing of revenue recognition is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring revenue (1)	$282,813	$267,334	$561,993	$526,166
Non-recurring revenue (2)	115,601	146,007	222,922	269,979
Total revenue	$398,414	$413,341	$784,915	$796,145
___________________________
(1)Includes monthly subscription licenses, SaaS-based subscriptions and maintenance subscriptions.
(2)Includes perpetual software licenses and services and other revenue.
The Company’s revenue consists of the following revenue streams:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription licenses	$72,549	$73,647	$144,911	$147,814
SaaS	87,225	70,999	171,894	138,848
Maintenance subscription	123,039	122,688	245,188	239,504
Subscriptions	282,813	267,334	561,993	526,166
Licenses	39,104	50,983	74,229	93,622
Subscriptions and licenses	321,917	318,317	636,222	619,788
Services and other	76,497	95,024	148,693	176,357
Total revenue	$398,414	$413,341	$784,915	$796,145
Revenue by geographic region, based upon the location of the end customer, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas: (1)
United States	$151,159	$171,983	$297,051	$332,472
Other Americas	33,552	38,073	75,405	73,984
EMIA (2)	156,498	143,693	302,018	275,893
APAC (3)	57,205	59,592	110,441	113,796
Total revenue	$398,414	$413,341	$784,915	$796,145
___________________________
(1)Americas includes the United States, Canada, and Latin America.
(2)EMIA includes Europe, Middle East, India, and Africa.
(3)APAC includes the Asia-Pacific region, excluding India.
Operations in Ireland, our country of domicile, are not material in all periods presented.

Contract Balances
As of June 30, 2026 and December 31, 2025, the Company's contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaids and other current assets in the Condensed Consolidated Balance Sheets. Contract assets were not material as of June 30, 2026, or December 31, 2025.
Deferred revenue consists of billings made or payments received in advance of revenue recognition from subscriptions and services. The primary changes in the Company’s deferred revenue are due to the performance under the contracts and new billings made or payments received in advance of revenue recognition from service, installation, and support. The satisfaction of performance obligations typically lags behind payments received under revenue recognition from contracts with customers. Deferred revenues are short-term in nature and are generally recognized as revenue within 12 months. As of June 30, 2026 and December 31, 2025, total deferred revenue was $452.9 million and $426.1 million, respectively, and is included within Deferred revenue and Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Changes in the Company’s total deferred revenue balances primarily relate to additional deferrals through new billings and reduced deferrals through revenue recognition. For the six months ended June 30, 2026, the Company recognized $283.3 million of revenue that was included in the December 31, 2025 deferred revenue balance. For the six months ended June 30, 2025, the Company recognized $213.4 million of revenue that was included in the December 31, 2024 deferred revenue balance.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of June 30, 2026, amounts allocated to these remaining performance obligations are $452.9 million, of which the Company expects to recognize approximately 96% over the next 12 months with the remaining amount thereafter.
NOTE 4. ACQUISITIONS AND DIVESTITURES
2026 Acquisitions
For the six months ended June 30, 2026, the Company completed two business combinations for aggregate cash consideration of $11.1 million, net of cash acquired. The contingent consideration for these acquisitions was $2.9 million. The total purchase consideration was allocated as follows: $2.9 million to acquired intangible assets, $8.6 million to goodwill, and $0.4 million to net tangible liabilities. The acquired intangible assets consisted primarily of customer relationships and developed technology, which were valued using the income approach. Of the goodwill recognized with these acquisitions, $0.8 million is expected to be deductible for tax purposes.
The Company’s transaction costs related to these 2026 acquisitions were not material. The financial results of these acquisitions were included in the Condensed Consolidated Financial Statements from the acquisition dates.
2025 Acquisitions
For the six months ended June 30, 2025, the Company completed two business combinations for aggregate cash consideration of $16.8 million, net of cash acquired. The total purchase consideration was allocated as follows: $2.9 million to acquired intangible assets, $13.8 million to goodwill, and $0.1 million to net tangible assets. The acquired intangible assets consisted primarily of customer relationships and trademarks, which were valued using the income approach. Of the goodwill recognized with these acquisitions, $1.7 million is expected to be deductible for tax purposes.
The Company’s transaction costs related to these 2025 acquisitions were not material. The financial results of these acquisitions were included in the Condensed Consolidated Financial Statements from the acquisition dates.

2025 Divestitures
For the six months ended June 30, 2025, the Company divested one non-core business for total cash proceeds of $4.1 million. The divested business included $4.5 million of net assets. The Company recorded a loss on divestiture of approximately $0.4 million, which is included in Other income (expense), net. The Company’s transaction costs related to the 2025 divestiture were not material.
Contingent Consideration
Some of the Company’s acquisitions contain contingent consideration which is based on the acquired company’s earnings for a predetermined period. These contingent consideration liabilities are included in Other current liabilities and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets, depending on the expected timing of settlement. Additions to contingent consideration recognized in connection with acquisitions are non-cash in nature. Payments of contingent consideration are cash in nature. Change in fair value is recognized in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
Activity related to the Company’s contingent consideration is as follows:

Balance as of December 31, 2024	$61,017
Additions	—
Payments	—
Change in fair value	(12,544)
Balance as of June 30, 2025	$48,473

Balance as of December 31, 2025	$6,067
Additions	2,888
Payments	(606)
Change in fair value	(2,622)
Balance as of June 30, 2026	$5,727
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2025	$6,221,366
Acquisitions	8,556
Impairment	(1,671,000)
Foreign currency translation adjustments	(3,929)
Balance as of June 30, 2026 (1)	$4,554,993
_________________________
(1) The carrying amount of goodwill is presented net of accumulated impairment losses of $1,671.0 million.
Goodwill Impairment
Following the commencement of regular-way trading of the Company’s Class B Ordinary Shares, the Company’s market capitalization remained below the Company’s carrying value. Management considered the market capitalization, together with current capital market conditions, to be a triggering event requiring an interim goodwill impairment assessment as of June 30, 2026.

As a result, the Company performed a quantitative goodwill impairment test by comparing the carrying amount of its single reporting unit to its estimated fair value. The Company’s estimated fair value was determined using a combination of income and market approaches. The income approach consisted of a discounted cash flow analysis which required judgment in developing projections about future revenue growth, operating margins, capital expenditures, and the appropriate discount rate, all of which serve as key assumptions. The market approaches included guideline public company and guideline transaction methods, as well as consideration of the Company’s observed market capitalization as of June 30, 2026.
To corroborate the Company’s estimated fair value, a reconciliation to the Company’s market capitalization as of June 30, 2026 was performed and concluded that the implied control premium was reasonable as compared to relevant market transactions in similar industries.
Based on the results of the quantitative goodwill impairment test, the carrying amount of the Company’s single reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a non-cash goodwill impairment charge of $1,671.0 million during the three and six months ended June 30, 2026. The charge was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. The goodwill impairment charge did not result in any current cash expenditure and did not affect the Company’s cash flows from operating activities or compliance with the financial covenants under the Company’s Credit Agreement.
Intangible Assets
Components of intangible assets other than goodwill are as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles:
Developed technology	$572,827	$(280,937)	$291,890	$574,250	$(266,368)	$307,882
Customer relationships	646,116	(185,307)	460,809	652,028	(176,158)	475,870
Capitalized development expenses	981,703	(597,502)	384,201	921,399	(546,111)	375,288
Other Intangible Assets	71,893	(63,986)	7,907	78,007	(68,873)	9,134
Trademarks	17,769	(740)	17,029	—	—	—
Total definite-life intangibles	2,290,308	(1,128,472)	1,161,836	2,225,684	(1,057,510)	1,168,174
Indefinite-life intangibles:
Trademarks	—	—	—	481,234	—	481,234
Total Intangible assets	$2,290,308	$(1,128,472)	$1,161,836	$2,706,918	$(1,057,510)	$1,649,408
The aggregate amortization expense for definite-life intangible assets is reflected in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of subscriptions and licenses	$295	$286	$581	$571
Amortization of intangible assets	44,570	38,284	87,563	75,637
Total amortization expense	$44,865	$38,570	$88,144	$76,208

Indefinite-Life Intangible Asset Impairment - Transition to a Unified Octave Brand
Following the Hexagon shareholders’ approval of the Distribution on April 24, 2026, management initiated the phase out of legacy brands and transition of the Octave business to a unified Octave brand. As such, the Company performed an assessment of the useful life estimates of all trademarks which have historically been carried as indefinite-life intangible assets in the Condensed Consolidated Balance Sheets and had a carrying amount of $481.2 million as of December 31, 2025. In completing this assessment, management concluded all trademark assets should no longer be carried as indefinite-life intangible assets, but rather determined each to have a finite useful life.
As such, management performed a quantitative impairment test subsequent to such approval. The fair value of the trademarks was estimated using the relief-from-royalty method, a form of the income approach. The quantitative impairment test consisted of a comparison of the fair value of the Company’s trademarks with the carrying amount, and in all cases where the carrying amount exceeded its fair value, an impairment charge was recognized in an amount equal to the excess. For each trademark, after the impairment charge was recognized, the adjusted carrying amount of the intangible asset serves as its new accounting basis which will be amortized prospectively over its remaining useful life of two years. During the three months ended June 30, 2026, the Company recognized a non-cash impairment charge of $463.7 million. The charge was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. The indefinite-life impairment charge did not result in any current cash expenditure and did not affect the Company’s cash flows from operating activities or compliance with the financial covenants under the Company’s Credit Agreement.
Capitalized Development Expenses
For the three months ended June 30, 2026 and 2025, total costs capitalized were $29.2 million and $34.0 million, respectively. For the six months ended June 30, 2026 and 2025, total costs capitalized were $60.3 million and $66.4 million, respectively. For the three months ended June 30, 2026 and 2025, the related amortization recorded within Amortization of intangible assets in the Condensed Consolidated Statements of Operations was $24.9 million and $20.0 million, respectively. For the six months ended June 30, 2026 and 2025, the related amortization recorded within Amortization of intangible assets in the Condensed Consolidated Statements of Operations was $50.2 million and $39.1 million, respectively.
Goodwill and Indefinite-Life Intangible Asset Impairment
The Company recorded goodwill and indefinite-life intangible asset impairment charges during the period within Other operating expense (income), net in the Condensed Consolidated Statements of Operations. A summary of components within this account are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Goodwill impairment	$1,671,000	$—	$1,671,000	$—
Indefinite-life intangible asset impairment	463,660	—	463,660	—
Other operating expense (income)	2,326	(16,529)	6,779	(12,976)
Total Other operating expense (income), net	$2,136,986	$(16,529)	$2,141,439	$(12,976)

NOTE 6. OTHER BALANCE SHEET COMPONENTS
A summary of certain balance sheet components is as follows:

	As of
	June 30, 2026	December 31, 2025
Accounts receivable, net:
Trade receivables	$305,772	$340,360
Unbilled receivables	91,427	80,741
Allowance for doubtful accounts	(21,559)	(20,415)
Total Accounts receivable, net	$375,640	$400,686

Prepaids and other current assets:
Prepaid expenses	$82,322	$82,950
Other current assets	15,978	17,058
Total Prepaids and other current assets	$98,300	$100,008

Other current liabilities:
Accrued expenses	$67,167	$55,184
Income tax payable (1)	53,649	—
Accrued indirect taxes	9,448	18,904
Restructuring reserve	3,672	13,775
Other current liabilities	3,314	6,419
Other short-term borrowings	22,903	—
Total Other current liabilities	$160,153	$94,282
_________________________
(1) In preparation for the spin-off, Hexagon transferred certain assets and liabilities to Octave, including income tax payable balances which were generated by both Octave and Hexagon businesses prior to the Distribution.
NOTE 7. DEBT
Credit Facilities
In connection with the Distribution, on April 27, 2026, the Company entered into a senior unsecured credit agreement (the “Credit Agreement”) with Bank of America, N.A. as Administrative Agent, establishing the following facilities:
•a four-year senior unsecured U.S. dollar-denominated term loan facility in a principal amount of $350.0 million (the “USD Term Loan”);
•a four-year senior unsecured euro-denominated term loan facility in a principal amount of €150.0 million (the “EUR Term Loan” and, together with the USD Term Loan, the “Term Loans”); and
•a five-year senior unsecured revolving credit facility, including two one-year extension options subject to lender consent, in an aggregate principal amount of up to $500.0 million (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”), including a $50.0 million letter of credit sub-limit and a $50.0 million swingline loan sub-limit.
The Credit Agreement also provides for an incremental facility permitting additional commitments of up to $250.0 million, subject to certain conditions.
The Term Loans were drawn in full on May 22, 2026.

Outstanding Borrowings
The Company’s outstanding debt obligations are as follows:

			As of
	Stated Interest Rate as of June 30, 2026	Maturity	June 30, 2026	December 31, 2025
USD Term Loan	4.9%	2030	$350,000	$—
EUR Term Loan	3.4%	2030	171,114	—
Revolving Credit Facility - USD	4.9%	2031	73,500	—
Revolving Credit Facility - EUR	3.4%	2031	28,520	—
Other short-term borrowings			22,903	—
Total principal			$646,037	$—
Less: Unamortized debt issuance costs			1,850	—
Less: Other short-term borrowings			22,903	—
Total Long-term debt, net			$621,284	$—
Amounts outstanding under the Credit Facilities bear interest at variable rates based on Term Secured Overnight Financing Rate (“Term SOFR”) for U.S. dollar-denominated loans and Euro Interbank Offered Rate (“EURIBOR”) for euro-denominated loans, in each case plus an applicable margin ranging from 125 to 175 basis points based on the Company's consolidated leverage ratio. Commitment fees on the undrawn Revolving Credit Facility balance accrue at 15 to 25 basis points per annum.
For the three and six months ended June 30, 2026, interest expense, including principal interest and amortization of debt issuance costs, was $3.4 million and is included in Interest expense, net in the Condensed Consolidated Statements of Operations.
Financial Covenant
The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio (net debt to EBITDA as defined in the Credit Agreement) of 3.5 to 1.0 as of the end of each fiscal quarter. The Company may elect to increase the maximum permitted leverage ratio to 4.0 to 1.0 for the fiscal quarter during which a material acquisition occurs and for the three immediately following fiscal quarters, subject to a minimum two-quarter interval before any subsequent election. The Credit Agreement also contains affirmative and negative covenants customary for financings of this type, including limitations on liens, indebtedness, fundamental changes and asset dispositions. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Fair Value
The Company utilized Level 2 inputs, as defined in the ASC 820 fair value hierarchy, to measure the fair value of the Long-term debt, which, as of June 30, 2026 was $621.2 million. Management’s fair value estimates were based on quoted benchmark interest rates (Term SOFR and EURIBOR) plus a market-based credit spread consistent with the Company’s credit profile and observable market data for comparable borrowers.

NOTE 8. LEASES
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
For the three months ended June 30, 2026 and 2025, operating lease expense, which includes immaterial amounts of short-term leases and variable lease costs, was $4.9 million and $5.2 million, respectively. For the six months ended June 30, 2026 and 2025, operating lease expense, which includes immaterial amounts of short-term leases and variable lease costs, was $9.5 million and $10.0 million, respectively.
Lease term and discount rate information related to operating leases are as follows:

	As of
	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	7.2	7.2
Weighted-average discount rate	5.1%	4.0%
Supplemental cash flow information related to operating leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in operating lease liabilities	$11,193	$10,840
Right-of-use assets obtained in exchange for operating lease obligations	$17,594	$5,634
NOTE 9. EMPLOYEE BENEFIT PLANS
Periods Prior to the Distribution
Prior to the Distribution, the Company’s employees participated in Hexagon's equity compensation plans. All awards granted under these plans were based on Hexagon's ordinary shares. As such, stock-based compensation expense was allocated to the Company based upon the portion of Hexagon's equity compensation plans in which the Company's employees participated. These amounts are not necessarily indicative of future stock-based compensation expense and do not reflect what the Company would have experienced as an independent company for the periods presented prior to the Distribution.
Stock-based Compensation
Compensation cost recognized in the Condensed Consolidated Statements of Operations pertaining to stock-based compensation arrangements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$288	$269	$602	$558
Sales and marketing	985	1,068	2,055	2,237
General and administrative	1,281	1,249	2,655	2,580
Research and development	667	687	1,391	1,427
Total stock-based compensation expense	$3,221	$3,273	$6,703	$6,802

Executive Annual Incentive Plan
On May 20, 2026, the Compensation Committee approved and adopted the Octave Intelligence plc Executive Annual Incentive Plan (the “ Incentive Plan”), effective as of January 1, 2026.
The Incentive Plan provides participants, including the Company’s named executive officers, with the opportunity to earn annual cash incentive awards, as determined by the Compensation Committee. Under the Incentive Plan, the Compensation Committee will establish individual target awards and performance goals for each performance period. Awards are contingent upon the achievement of the applicable performance goals established by the Compensation Committee and may be adjusted, reduced or increased in the Compensation Committee’s discretion, subject to the terms of the Incentive Plan.
Long-term Incentive Plan
On April 27, 2026, the Company’s shareholder approved the Octave Intelligence plc Long-Term Incentive Plan (the "2026 Plan"), which the Board of Directors subsequently approved on May 6, 2026.
The 2026 Plan provides eligible participants, including the Company’s employees, non-employee directors and consultants, with the opportunity to receive equity-based and cash-based awards, as determined by the Compensation Committee. Under the 2026 Plan, the Compensation Committee may grant share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other share-based or cash-based awards, in each case in respect of the Company’s Class B Ordinary Shares and subject to the vesting, performance and other terms and conditions established in the applicable award agreement. A total of up to 18,308,160 Class B Ordinary Shares is reserved for issuance under the 2026 Plan, subject to equitable adjustment in the event of certain changes in the Company’s capitalization.
Employee Share Purchase Plan
On April 27, 2026, the Company’s shareholder approved the Octave Intelligence plc Employee Share Purchase Plan (the “ESPP”), which the Board of Directors subsequently approved on May 6, 2026.
The ESPP allows eligible employees to purchase Class B Ordinary Shares through payroll deductions of up to 15% of eligible pay. Shares may be purchased on the last trading day of each six-month offering period at 85% of the lower of (i) the share price on the first trading day of the offering period and (ii) the share price on the purchase date. A total of up to 2,684,377 Class B Ordinary Shares is reserved for issuance under the ESPP, subject to equitable adjustment in the event of certain changes in the Company’s capitalization.
Defined Contribution Plans
Certain employees of the Company participate in various defined contribution plans. For the three months ended June 30, 2026 and 2025, defined contribution plan costs were $8.5 million and $8.7 million, respectively. For the six months ended June 30, 2026 and 2025, defined contribution plan costs were $15.7 million and $18.1 million, respectively.

NOTE 10. INCOME TAXES
Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes for interim periods is calculated using an estimate of the annual effective income tax rate for the full year to be applied to the respective interim period, taking into account year-to-date results and projected full year results as well as separate consideration for the effect of significant, infrequent or unusual items.
Estimating the Provision (benefit) for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by the Company. In addition, tax authorities periodically review income tax returns filed by the Company and can raise issues regarding its filing positions, timing and amount of income or deductions, and the allocation of income among the jurisdictions in which the Company operates. Changes in any of these estimates could have a material impact on the Company’s Provision (benefit) for income taxes.
For the three months ended June 30, 2026 and 2025, the effective tax rate was 5% and 22%, respectively. For the six months ended June 30, 2026 and 2025, the effective tax rate was 4% and 21%, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to the non-deductible nature of the Company’s goodwill impairment charge taken during the period as well as jurisdictional mix of earnings and effects of cross-border transactions in preparation for the Distribution.
Tax Legislation
In July 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The OBBBA introduces several significant changes, including the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions taking effect in tax year 2025 and others phased in through 2027. There were no material impacts of this legislation on the Company's Condensed Consolidated Financial Statements to date; however, management will continue to evaluate the full impact of these legislative changes as more guidance becomes available.
Other Items
The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the years 2014 through 2020. In May 2026, the Company received draft notices of proposed adjustment (“NOPA”) from the IRS for the years 2019 and 2020, which relate primarily to tax method changes, net operating loss carryback claims, and Base Erosion and Anti-Abuse Tax (BEAT) liability on sales-based royalties. In June 2026, the Company received a final Revenue Agent Report (“RAR”) which assessed an adjustment to the refund requested of $31.0 million. The Company disagrees with the final assessment, has informed the IRS audit team of its intent to contest the RAR, and has been in communication with its advisors to begin the rebuttal process. This matter is subject to an agreed-upon cost-sharing arrangement with Hexagon pursuant to the Tax Disaffiliation Agreement entered into in connection with the Distribution.
During the second quarter of 2026, the Company identified an error in the calculation of the income tax provision, including the split between current and deferred income taxes. Management determined the error was not material to any previously issued or current period financial statements. Accordingly, the Company recorded a correction in the current quarter to Deferred tax liabilities of $33.4 million with a corresponding offset in Net transfers (to) from Hexagon in the Condensed Consolidated Statements of Equity.
Supplemental cash flow information related to taxes is as follows:

	Six Months Ended June 30,
	2026	2025
Income taxes paid, net of refunds	$16,705	$1,712

NOTE 11. RESTRUCTURING CHARGES
From time to time, the Company has initiated various restructuring plans in an effort to better align its resources with its business strategy. For the three and six months ended June 30, 2026 and 2025, the charges incurred were primarily comprised of severance payments and termination benefits related to headcount reductions and are included in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
Activities resulting from restructuring plans are as follows:

Balance as of December 31, 2024	$6,764
Charges	4,040
Utilization	(5,015)
Balance as of June 30, 2025	$5,789

Balance as of December 31, 2025	$13,775
Charges	5,352
Utilization	(15,455)
Balance as of June 30, 2026	$3,672
All liabilities for restructuring charges under these plans are included in Other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2026 as the Company expects to make cash payments to settle most of these liabilities throughout 2026.
NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of the business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on the results of operations and financial condition. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the Company’s judgments using the best information available at the time.
Actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. The Company does not believe the outcome of these matters, individually or in the aggregate, will have a material effect on the Condensed Consolidated Financial Statements.
NOTE 13. RELATED PARTY TRANSACTIONS
Allocation of Corporate Expenses
Prior to the Distribution, the Company's Condensed Consolidated Statements of Operations included expense allocations for certain corporate functions and support services provided by Hexagon on a centralized basis, including accounting and financial reporting, treasury, tax, legal, human resources, information technology, and other shared services. These expenses were allocated to the Company based on direct usage when specifically identifiable, with the remainder allocated on a pro rata basis of revenue of the Company and Hexagon. Management considers these allocations to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented; however, these allocations may not be indicative of the actual expenses that would have been incurred had the Company been a standalone company. All such amounts have been deemed to have been incurred and settled in the period in which the costs were recorded and are included within Net investment by Hexagon on the Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2026 and 2025, allocations of general corporate expenses were $0.9 million and $2.7 million, respectively. For the six months ended June 30, 2026 and 2025, allocations of general corporate expenses were $2.6 million and $5.3 million, respectively.
Cash Payment to Hexagon
On May 22, 2026, in connection with the Distribution, the Company made a cash payment of $625.0 million to Hexagon, funded with proceeds from the Credit Facilities.
Net Investment by Hexagon
Prior to the Distribution, Net investment by Hexagon in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity represented Hexagon's historical investment in the Company, the accumulated net earnings after taxes, and the net effect of transactions with and allocations from Hexagon.
As a result of the Distribution, Net investment by Hexagon in the Condensed Consolidated Balance Sheets was settled on May 22, 2026. Accordingly, there was no balance in Net investment by Hexagon as of June 30, 2026.
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
NOTE 14. EARNINGS PER SHARE
On May 22, 2026, the Distribution date, 11,025,000 Octave Class A Ordinary Shares and 257,412,788 Octave Class B Ordinary Shares for a total of 268,437,788 Octave shares, each with a par value of $0.01 per share, were distributed to Hexagon shareholders of record as of May 22, 2026, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Distribution. For the three and six months ended June 30, 2026 and 2025, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. Basic and diluted earnings per share are the same for Octave Class A Ordinary Shares and Octave Class B Ordinary Shares as both rank pari passu in all respects except for voting rights. No Octave equity awards were outstanding during any period presented; accordingly, basic and diluted earnings per share are the same for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(1,970,678)	$75,168	$(1,923,297)	$134,654
Weighted average ordinary shares outstanding - basic and diluted	268,438	268,438	268,438	268,438
Earnings per share - basic and diluted	$(7.34)	$0.28	$(7.16)	$0.50

NOTE 15. SUBSEQUENT EVENTS
Sale Lease-back Transaction
On April 21, 2026, the Company became bound to effect a sale-leaseback transaction pursuant to which it will sell its corporate headquarters located in Madison, Alabama, which serves as Octave’s principal executive offices, for gross proceeds of approximately $57.3 million subject to customary closing procedures. As of June 30, 2026, the assets associated with this transaction were classified as Property and equipment held for sale in the Condensed Consolidated Balance Sheets.
The sale closed on July 1, 2026, and concurrently with the closing of the sale, Octave entered into a lease agreement with the third-party purchaser that allows Octave to continue to use a portion of the facilities. While the accounting treatment for this transaction has not been finalized, management expects to record a gain on sale of approximately $26.4 million during the third quarter of this year.
The Company utilized the gross proceeds from this transaction to repay borrowings under the Revolving Credit Facility.
Capital Reduction
On July 23, 2026, the High Court of Ireland approved the capital reduction of the Company's share capital (which includes share premium) in an amount of $6.0 billion (the "Capital Reduction"). The Capital Reduction establishes distributable reserves under the Irish Companies Act, which are a prerequisite for the Company to effect share repurchases, pay dividends, or make other distributions to shareholders. No share repurchase program or dividend has been authorized by the Board of Directors as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes included under Item 1. Financial Statements of this Form 10-Q and the Combined Financial Statements and accompanying Notes and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the three years ended December 31, 2025 included in the Information Statement. See the sections of this Form 10-Q titled “Note About Forward-looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.
OVERVIEW
Business Overview
Octave Intelligence plc ("Octave" or the "Company") provides a suite of software solutions that help organizations design, build, operate, and protect their physical assets, people, and critical infrastructure. These workflow environments often involve different teams, specialized tools, and large volumes of information that are difficult to integrate or interpret without context. When data is organized into separate systems or isolated workflows, decision making slows down, quality issues are harder to identify, and teams may miss early signs of risk or system failure.
The Company’s platform connects data, events, and workflows across these environments and applies context-aware intelligence to help customers understand what is happening, what may happen next, and how actions in one area affect conditions in another. By providing a clearer picture of current and emerging conditions, Octave’s software helps optimize the performance and reliability of the systems that teams depend on so they can act quicker and reduce risk. Octave refers to its suite of software solutions collectively as our platform, noting that different components of the software architecture are at various stages of technical integration and interoperability.
Overview of Platform Environments
Octave’s software platform supports collaboration, improves continuity, and helps organizations reduce risk and strengthen the reliability of their systems across the following four core workflow environments:
•Design: Supports 3D modeling, engineering analysis, simulation, and geospatial intelligence. This helps teams create information-rich digital representations that serve as the basis for downstream activities.
•Build: Connects engineering, procurement, fabrication, construction, and commissioning workflows. This helps teams coordinate materials, track progress, manage changes, and improve cost and schedule predictability.
•Operate: Unifies operational data, historical information, maintenance activities, quality systems, and worker tools. This enables real-time insight, predictive intelligence, operational technology cyber security, and improved asset and system performance.
•Protect: Supports public safety and physical security workflows. This includes incident response, emergency management, situational awareness, digital security, and regulatory compliance.

Spin-off from Hexagon
On March 4, 2025, Hexagon AB ("Hexagon") announced that its board of directors had directed management to prepare for the spin-off of the Octave business into an independent, publicly-traded company through a tax-free, from both a U.S. federal income and Swedish tax perspective, pro rata distribution of all the outstanding share capital of Octave to Hexagon shareholders via a Lex-ASEA distribution. Prior to the Distribution (as defined below), the Company was wholly owned by Hexagon.
On April 24, 2026, the general meeting of shareholders of Hexagon approved the Distribution of the Octave business into a separate publicly-traded company named Octave Intelligence plc.
On May 22, 2026, the spin-off was consummated by means of a tax-free pro rata distribution (the “Distribution”) wherein each Hexagon shareholder of record on May 22, 2026 (the “Record Date”) received one (1) Octave Class A Ordinary Share for every ten (10) Hexagon Class A Shares and one (1) Octave Class B Ordinary Share for every ten (10) Hexagon Class B Shares held resulting in the distribution of 268,437,788 of the Company's ordinary shares to Hexagon shareholders. Octave Class A Ordinary Shares were delivered to holders of Hexagon Class A Shares. Octave Class B Ordinary Shares were delivered to holders of Hexagon Class B Shares other than Hexagon affiliates in the form of Swedish Depository Receipts (the “Octave SDRs”), and to Hexagon affiliates in book-entry form via Octave’s transfer agent. Following the Distribution, the Company commenced "regular way" trading as an independent public company whereby Octave Class B Ordinary Shares were listed under the ticker symbol "OCTV" on the Nasdaq Global Select Market and the Octave SDRs were listed under the ticker symbol "OCTV SDB" on Nasdaq Stockholm.
Immediately following the Distribution, there were 11,025,000 Octave Class A Ordinary Shares and 257,412,788 Octave Class B Ordinary Shares, for a total of 268,437,788 Octave ordinary shares, outstanding. Holders of Hexagon Class B Shares other than Hexagon affiliates on the Record Date received Octave Class B Shares via 210,003,594 Octave SDRs delivered through Euroclear Sweden while Hexagon affiliates received 47,409,194 Octave Class B Shares in book entry form via Octave’s transfer agent. As of August 7, 2026, 167,780,741 Octave SDRs were outstanding in respect of the Class B Shares and 89,632,047 Octave Class B Shares were held directly by Octave shareholders.

Relationship with Hexagon Prior to the Distribution
Prior to the Distribution, the Condensed Consolidated Financial Statements included in this Form 10-Q were derived from Hexagon’s historical accounting records and presented on a standalone basis as if the Octave operations had been conducted independently from Hexagon. The Condensed Consolidated Financial Statements were prepared in accordance with U.S. GAAP and Hexagon’s historical accounting policies, by aggregating financial information from the components of Octave’s and Hexagon’s accounting records directly attributable to Octave. The Condensed Consolidated Financial Statements include all revenues and costs directly attributable to the Octave business. Historically, Hexagon provided certain corporate functions to Octave and costs associated with these functions were allocated to Octave. These functions include, but are not limited to, corporate communications, executive management, legal, human resources, treasury, finance, accounting, information technology, and the related benefit costs associated with such functions, such as stock-based compensation. The costs of such services were allocated to Octave based on direct usage when identifiable, with the remainder allocated on a pro rata basis of revenue of Octave and Hexagon. Octave and Hexagon believe the basis on which these expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, Octave during the periods presented; however, they may not be indicative of the actual expense that would have been incurred had Octave been operating as a standalone company for the periods presented.

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
We expect to continue to incur certain stand-up costs in connection with our establishment as a standalone public entity following the Distribution through fiscal year 2027. Stand-up costs include expenses associated with the stand-up of functions required to operate as a standalone public entity, these costs primarily relate to system implementation expenses, legal and consulting costs, development of our brand and other matters.
KEY DRIVERS
Impact of Foreign Currency Exchange on Results of Operations
Our operations are internationally diversified, and our results of operations have been, and we expect in the future will be, affected by changes in foreign currency exchange rates.
The proportion of total revenue and operating expenses (excluding goodwill and indefinite-life intangible asset impairment charges) denominated in a currency other than the U.S. dollar are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	55%	50%	54%	50%
Operating expenses	39%	40%	38%	40%
Our most significant currencies outside of the U.S. Dollar are denominated in Euro, Canadian Dollar, Chinese Renminbi, Indian Rupee, British Pound and Australian Dollar. Other than the natural hedge attributable to matching revenue and expenses in the same currencies, we did not hedge foreign currency exposure in these historical periods.
We identify the effects of foreign currency on our operations and present constant currency information because we believe exchange rates are an important factor in understanding period-over-period comparisons and enhance the understanding of our results and evaluations of our performance. See the “Non-GAAP Financial Measures” section for additional information, including our definition and our use of constant currency.
Revenue
We generate revenue through subscriptions, perpetual licenses, professional services and other offerings. Our revenue base is well-diversified across account types, industries, and geographic regions. Excluding the impact of acquisitions, our primary sources of revenue growth come from increased subscriptions revenue, focused on SaaS solutions, within our long-standing client base, particularly through expanded usage of existing solutions, as well as adoption of new product offerings by those clients and subscriptions from new customers.
We anticipate subscriptions will continue to represent a significant majority of new arrangements, including customers migrating from existing perpetual license arrangements to subscriptions. Due to the ratable recognition of subscriptions revenue, growth in subscriptions revenue will lag behind the growth of subscription orders and will impact the comparative growth of our reported revenue on a quarter-over-quarter basis.

Goodwill and Indefinite-Life Intangible Asset Impairment
Following the commencement of regular-way trading of our Class B Ordinary Shares, our observed market capitalization has remained below our carrying value. Management concluded the market capitalization, together with current capital market conditions, to be a triggering event requiring an interim goodwill impairment assessment as of June 30, 2026.
Based on the results of the quantitative goodwill impairment test, the carrying amount of our single reporting unit exceeded its estimated fair value. Accordingly, we recognized a non-cash goodwill impairment charge of $1,671 million during the three and six months ended June 30, 2026. The charge was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
In addition, following the Hexagon shareholders’ approval of the Distribution on April 24, 2026, we initiated the phase out of legacy brands and transition of the Octave business to a unified Octave brand. As such, we performed an assessment of the useful life estimates of all trademarks which have historically been carried as indefinite-life intangible assets in the Condensed Consolidated Balance Sheets. In completing this assessment, we concluded all trademark assets should no longer be carried as indefinite-life intangible assets, but rather determined each to have a finite useful life.
As such, we performed a quantitative impairment test which consisted of a comparison of the fair value of our trademarks with the carrying amount, and in all cases where the carrying amount exceeded its fair value, an impairment charge was recognized in an amount equal to the excess. Accordingly, during the three months ended June 30, 2026, we recognized a non-cash impairment charge of $463.7 million. The charge was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
These impairment charges materially affected our reported operating results for the three and six months ended June 30, 2026 and reduced the carrying amounts of goodwill and intangible assets on our balance sheet. The impairment charges did not result in any current cash expenditure and did not affect our cash flows from operating activities or compliance with the financial covenants under our Credit Agreement. These charges are not indicative of our current operating performance or cash generation.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscriptions	$282,813	$267,334	$561,993	$526,166
Licenses	39,104	50,983	74,229	93,622
Subscriptions and licenses	321,917	318,317	636,222	619,788
Services and other	76,497	95,024	148,693	176,357
Total revenue	398,414	413,341	784,915	796,145
Cost of revenue:
Cost of subscriptions and licenses	39,980	41,724	83,766	81,208
Cost of services and other	52,783	65,190	97,820	125,268
Total cost of revenue	92,763	106,914	181,586	206,476
Gross profit	305,651	306,427	603,329	589,669
Operating expenses:
Research and development	54,578	46,442	102,064	89,844
Sales and marketing	99,973	97,903	196,493	186,541
General and administrative	39,469	43,467	82,061	79,859
Amortization of intangible assets	44,570	38,284	87,563	75,637
Other operating expense (income), net	2,136,986	(16,529)	2,141,439	(12,976)
Total operating expenses	2,375,576	209,567	2,609,620	418,905
Income (loss) from operations	(2,069,925)	96,860	(2,006,291)	170,764
Other income (expense), net	3,754	(340)	4,102	211
Interest expense, net	(1,757)	—	(1,757)	—
Income (loss) before income tax	(2,067,928)	96,520	(2,003,946)	170,975
Provision (benefit) for income taxes	(97,250)	21,352	(80,649)	36,321
Net income (loss)	$(1,970,678)	$75,168	$(1,923,297)	$134,654

Revenue
The volume, mix, and duration of contract types starting or renewing in any given period may have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period-over-period.
Revenue by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription licenses	$72,549	$73,647	$144,911	$147,814
SaaS	87,225	70,999	171,894	138,848
Maintenance subscription	123,039	122,688	245,188	239,504
Subscriptions	282,813	267,334	561,993	526,166
Licenses	39,104	50,983	74,229	$93,622
Subscriptions and licenses	321,917	318,317	636,222	619,788
Services and other	76,497	95,024	148,693	176,357
Total revenue	$398,414	$413,341	$784,915	$796,145
Revenue by type, as a percentage of total revenue, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription licenses	18%	18%	18%	19%
SaaS	22%	17%	22%	17%
Maintenance subscription	31%	30%	32%	30%
Subscriptions	71%	65%	72%	66%
Licenses	10%	12%	9%	12%
Services and other	19%	23%	19%	22%
Total revenue	100%	100%	100%	100%
Revenue by geographic region, based upon the location of the end customer, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas: (1)
United States	$151,159	$171,983	$297,051	$332,472
Other Americas	33,552	38,073	75,405	73,984
EMIA (2)	156,498	143,693	302,018	275,893
APAC (3)	57,205	59,592	110,441	113,796
Total revenue	$398,414	$413,341	$784,915	$796,145
___________________
(1)Americas includes the United States, Canada, and Latin America.
(2)EMIA includes Europe, Middle East, India, and Africa.
(3)APAC includes the Asia-Pacific region, excluding India.
Operations in Ireland, our country of domicile, are not material in all periods presented.

For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
Revenue decreased by $14.9 million or 4% in absolute terms, and by 1% on an organic constant currency basis. Divestitures of non-core businesses in the prior year contributed a negative impact on growth of 4% and currency contributed a positive impact of 1%. Revenue in EMIA grew 9%, driven by strong growth in subscriptions offset by a decline in license sales. Revenue in Americas declined 12%, driven by divestitures of non-core businesses in the prior year and lower license sales, reflecting the ongoing shift in customer demand towards SaaS. Revenue in APAC declined 4% driven by lower license sales.
Overall, subscriptions revenue growth was the primary driver for the overall portfolio, led by SaaS revenues which grew 23%, reflecting strong demand for SaaS offerings particularly across the Build and Operate product portfolios. Maintenance subscription and subscription licenses revenues were largely flat compared to the prior year. Licenses sales declined 23% due to the customer demand shift to SaaS and macro factors impacting certain energy markets and capital projects, and the timing of large orders in the Protect product portfolio. Services and other declined 19% due to the divestiture of non-core businesses in the prior year and fewer projects with customizations.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Revenue decreased by $11.2 million or 1% in absolute terms, and flat on an organic constant currency basis. Divestitures of non-core businesses in the prior year contributed to a negative impact on growth of 4% and currency contributed a positive impact of 2%. Revenue in EMIA grew 9% driven by strong growth in subscriptions offset by a decline in license sales. Revenue in Americas declined 8% driven by divestitures of non-core businesses in the prior year and lower license sales, reflecting the ongoing shift in customer demand towards SaaS. Revenue in APAC declined 3% driven by lower license sales.
Overall, subscriptions revenue growth was the primary driver for the overall portfolio, led by SaaS revenues which grew 24%, reflecting strong demand for SaaS offerings, particularly across the Build and Operate product portfolios. Maintenance subscriptions grew 2% and subscription licenses sales declined 2%, reflecting higher customer large project activity in the prior year. Licenses sales declined 21% due to the customer demand shift to SaaS, macro factors impacting energy markets and the timing of large orders in the Protect product portfolio. Services and other declined 16% due to the divestiture of non-core businesses in the prior year and fewer projects requiring customizations.
Cost of Revenue and Operating Expenses
Management continuously assesses our cost structure to ensure an optimal balance of personnel necessary to support customer activity, investment in innovation and the associated infrastructure necessary to support business operations and continuity, including investments in certain public company functions necessary to operate as a standalone business.
Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total cost of revenue	$92,763	$106,914	$181,586	$206,476
Gross profit percentage	77%	74%	77%	74%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
Cost of revenue decreased by $14.2 million or 13%, primarily due to the reduction in services and other labor and associated delivery costs that supported the non-core businesses divested in the prior year. This decrease was partially offset by an increase in cloud platform costs associated with public cloud infrastructure providers and general labor costs. As a result, gross profit decreased by $0.8 million, despite gross profit margin increasing from 74% to 77%.

For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Cost of revenue decreased by $24.9 million or 12%, primarily due to the reduction in services and other labor and associated delivery costs that supported the non-core businesses divested in the prior year. This decrease was partially offset by an increase in cloud platform costs associated with public cloud infrastructure providers and general labor costs. As a result, gross profit margin improved from 74% to 77%, and gross profit increased by $13.7 million or 2%.
Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$54,578	$46,442	$102,064	$89,844
Percentage of total revenue	14%	11%	13%	11%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
Research and development expenses increased by $8.1 million or 18%, primarily due to a $4.9 million decline in the capitalization of software development costs relative to overall expenditures as product release cycles shorten and labor costs declined. Overall research and development labor costs have declined as a result of cost saving actions taken in the second half of 2025, but have been reinvested in tools which further improve artificial intelligence offerings and accelerate development delivery and quality.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Research and development expenses increased by $12.2 million or 14%, primarily due to a $6.1 million decline in the capitalization of software development costs relative to overall expenditures as product release cycles shorten. Overall research and development labor costs have remained stable as cost savings actions taken in the second half of 2025 have offset wage inflation. Investments continue in tools which further improve artificial intelligence offerings and accelerate development delivery and quality.
Sales and Marketing Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$99,973	$97,903	$196,493	$186,541
Percentage of total revenue	25%	24%	25%	23%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
Sales and marketing expenses increased by $2.1 million or 2%, primarily due to higher salaries and wages from annual salary increases, an increase in outbound marketing costs and higher sales commissions expenses. This increase was partially offset by overall headcount reductions compared to the prior year as a result of cost savings actions taken in the second half of 2025.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Sales and marketing expenses increased by $10.0 million or 5%, primarily due to higher salaries and wages from annual salary increases, an increase in outbound marketing costs, additional hiring of sales and sales support personnel, and increased investments in sales enablement technology. This increase was partially offset by overall headcount reductions compared to the prior year as a result of cost savings actions taken in the second half of 2025.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$39,469	$43,467	$82,061	$79,859
Percentage of total revenue	10%	11%	10%	10%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
General and administrative expenses decreased by $4.0 million or 9%, primarily due to lower allocations of general corporate expenses from Hexagon coinciding with the spin-off completion and a reduction in overall headcount costs compared to the prior year as a result of cost savings actions taken in the second half of 2025. This decrease was partially offset by increased investments in public company functions and information technology.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
General and administrative expenses increased by $2.2 million or 3%, primarily due to higher salaries and wages driven by annual salary increases, increased hiring to support public company functions, and investment in information technology. This increase was partially offset by savings achieved through cost savings actions undertaken in the second half of 2025.
Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of intangible assets	$44,570	$38,284	$87,563	$75,637
Percentage of total revenue	11%	9%	11%	10%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
Amortization of intangible assets increased by $6.3 million or 16%, primarily due to an increase in incremental new releases of developed product solutions for sale and the initial amortization of trademarks following management’s conclusion that all historical trademark assets have a finite useful life starting in the second quarter of 2026.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Amortization of intangible assets increased by $11.9 million or 16%, primarily due to an increase in incremental new releases of developed product solutions for sale and the initial amortization of trademarks following management’s conclusion that all historical trademark assets have a finite useful life starting in the second quarter of 2026.

Other Operating Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other operating expense (income), net	$2,136,986	$(16,529)	$2,141,439	$(12,976)
Percentage of total revenue	n/m	(4)%	n/m	(2)%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
Other operating expense (income), net increased by $2,153.5 million, primarily due to the current period impairment charges recognized on goodwill of $1,671.0 million and indefinite-life intangible assets of $463.7 million. Additionally, there was a decrease in contingent consideration fair value remeasurement gains recognized compared to the prior year period.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Other operating expense (income), net increased by $2,154.4 million, primarily due to the current period impairment charges recognized on goodwill of $1,671.0 million and indefinite-life intangible assets of $463.7 million. Additionally, there was a decrease in contingent consideration fair value remeasurement gains recognized compared to the prior year period.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense), net	$3,754	$(340)	$4,102	$211
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
Other income (expense), net increased by $4.1 million, primarily due to currency translation gains recognized in the current period.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Other income (expense), net increased by $3.9 million, primarily due to currency translation gains recognized in the current period.
Interest Expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense, net	$(1,757)	$—	$(1,757)	$—
For the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025
Interest expense, net increased to $1.8 million, primarily due to principal interest and amortization of debt issuance costs on the Term Loans and Revolving Credit Facility of $3.4 million. This increase was partially offset by $1.6 million of interest income earned on cash balances once Octave was no longer included in Hexagon's centralized treasury operations.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$(2,067,928)	$96,520	$(2,003,946)	$170,975
Provision (benefit) for income taxes	$(97,250)	$21,352	$(80,649)	$36,321
Effective tax rate	5%	22%	4%	21%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025
For the three months ended June 30, 2026, the effective tax rate was lower as compared to the three months ended June 30, 2025, primarily due to the non-deductible nature of the Company’s goodwill impairment charge taken during the period as well as jurisdictional mix of earnings and effects of cross-border transactions in preparation for the Distribution.
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
For the six months ended June 30, 2026, the effective tax rate was lower as compared to the six months ended June 30, 2025, primarily due to the non-deductible nature of the Company’s goodwill impairment charge taken during the period as well as jurisdictional mix of earnings and effects of cross-border transactions in preparation for the Distribution.

NON-GAAP FINANCIAL MEASURES
Below are definitions and reconciliations of certain non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP. Management believes that, when considered together with reported amounts, these measures are useful to investors and management in understanding our ongoing operations and in the analysis of ongoing operating trends. Management believes these non-GAAP financial measures provide investors with a more meaningful measure of company performance period-to-period, align the measures to how management evaluates performance internally, and make it easier for investors to compare our performance to peers. These measures should be considered in addition to, and not as replacements for, the most directly comparable U.S. GAAP measure. The non-GAAP financial measures we use are as follows:
Adjusted Income from Operations—Income (Loss) from Operations
Adjusted income from operations is defined as Income (loss) from operations adjusted for amortization of acquired intangibles; amortization of developed technologies; stock-based compensation expense; impairment charges; acquisition costs and charges; restructuring charges; stand-up costs; and select other non-recurring items.
Adjusted Operating Margin—Operating Margin
Adjusted operating margin is defined as Operating margin adjusted for amortization of acquired intangibles; amortization of developed technologies; stock-based compensation expense; impairment charges; acquisition costs and charges; restructuring charges; stand-up costs; and select other non-recurring items.
Adjusted Net Income—Net Income (Loss)
Adjusted net income is defined as Net income (loss) adjusted for amortization of acquired intangibles; amortization of developed technologies; stock-based compensation expense; impairment charges; acquisition costs and charges; restructuring charges; stand-up costs; select other non-recurring items; and a corresponding adjustment to income tax expense for the impact of these adjustments.
Adjusted Earnings per Share—Earnings per Share
Adjusted earnings per share is defined as Adjusted net income divided by the weighted-average number of ordinary shares outstanding during the period, presented on a diluted basis.
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
Stand-up costs include expenses associated with the stand-up of functions required to operate as a standalone public entity, these costs primarily relate to system implementation expenses, legal and consulting costs, development of our brand and other matters. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
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

NON-GAAP FINANCIAL MEASURES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from operations	$(2,069,925)	$96,860	$(2,006,291)	$170,764
Amortization of acquired intangibles	18,764	18,445	36,787	36,888
Amortization of developed technologies	26,101	20,124	51,357	39,319
Stock-based compensation expense	3,221	3,273	6,703	6,802
Impairment charges	2,134,660	—	2,134,660	—
Acquisition costs and charges	150	(11,006)	(2,472)	(12,544)
Restructuring charges	1,625	657	5,352	4,040
Stand-up costs	1,436	356	2,504	356
Other non-recurring items	—	—	3,000	—
Adjusted income from operations	$116,032	$128,709	$231,600	$245,625

Operating margin	(520)%	23%	(256)%	21%
Amortization of acquired intangibles	5	4	5	5
Amortization of developed technologies	7	5	7	5
Stock-based compensation expense	1	1	1	1
Impairment charges	536	—	272	—
Acquisition costs and charges	—	(3)	—	(2)
Restructuring charges	—	—	1	1
Stand-up costs	—	—	—	—
Other non-recurring items	—	—	—	—
Adjusted operating margin	29%	31%	30%	31%

Net income (loss)	$(1,970,678)	$75,168	$(1,923,297)	$134,654
Amortization of acquired intangibles	18,764	18,445	36,787	36,888
Amortization of developed technologies	26,101	20,124	51,357	39,319
Stock-based compensation expense	3,221	3,273	6,703	6,802
Impairment charges	2,134,660	—	2,134,660	—
Acquisition costs and charges	150	(11,006)	(2,472)	(12,544)
Restructuring charges	1,625	657	5,352	4,040
Stand-up costs	1,436	356	2,504	356
Other non-recurring items	—	335	3,000	335
Tax impacts	(119,867)	(9,054)	(130,162)	(17,973)
Adjusted net income	$95,412	$98,298	$184,432	$191,877

Earnings per share	$(7.34)	$0.28	$(7.16)	$0.50
Adjustments	7.70	0.08	7.85	0.21
Adjusted earnings per share	$0.36	$0.36	$0.69	$0.71

Cash flow from operations	$125,433	$123,009	$240,878	$248,518
Purchases of property and equipment	(2,724)	(2,031)	(5,095)	(3,540)
Capitalization of software development costs	(29,211)	(34,092)	(60,271)	(66,443)
Free cash flow	$93,498	$86,886	$175,512	$178,535

Operating cash flow margin	31%	30%	31%	31%
Purchases of property and equipment	(1)	—	(1)	—
Capitalization of software development costs	(7)	(8)	(8)%	(8)%
Free cash flow margin	23%	21%	22%	22%

Constant Currency
Constant currency is a non-GAAP financial measure that presents our revenue excluding the estimated effects of foreign currency exchange rate fluctuations. A significant amount of our operations is conducted in foreign currencies. As a result, the comparability of the financial results reported in U.S. dollars is affected by changes in foreign currency exchange rates. We use constant currency to evaluate the underlying performance of the business, and we believe it is helpful for investors to present operating results on a comparable basis period-over-period to evaluate our underlying performance.
In reporting period-over-period results, we calculate the effects of foreign currency fluctuations and constant currency information by translating current and prior period results on a functional currency basis to our reporting currency using the prior period average foreign currency exchange rates from which the transaction occurred.
Reconciliation of revenue to revenue in constant currency for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026					Six months ended June 30, 2026
	Actual	Impact of Foreign Exchanges at 2025 Rates	Constant Currency	% as Reported	Organic % CC growth	Actual	Impact of Foreign Exchanges at 2025 Rates	Constant Currency	% as Reported	Organic % CC growth
Revenue:
Subscriptions	$282,813	$2,375	$280,438	6%	6%	$561,993	$11,779	$550,214	7%	6%
Licenses	39,104	398	38,706	(23)%	(23)%	74,229	2,439	71,790	(21)%	(23)%
Subscriptions and licenses	321,917	2,773	319,144	1%	2%	636,222	14,218	622,004	3%	2%
Services and other	76,497	1,368	75,129	(19)%	(10)%	148,693	4,386	144,307	(16)%	(6)%
Total revenue	$398,414	$4,141	$394,273	(4)%	(1)%	$784,915	$18,604	$766,311	(1)%	—%
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025, organic constant currency decline was 1% with a currency impact of positive 1%, and for the six months ended June 30, 2026 compared with the six months ended June 30, 2025, organic constant currency change was flat with a currency impact of positive 2%.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Historical Liquidity
We have historically generated positive cash flow from operations; however, prior to the Distribution, Octave was dependent upon Hexagon for all working capital and financing requirements. Hexagon uses a centralized approach to cash management and financing of its operations. Accordingly, a substantial portion of Octave’s cash accounts were regularly cleared to Hexagon at Hexagon’s discretion, and Hexagon funds its operating and investing activities as needed. This arrangement is not reflective of the manner in which the Octave business would have been able to finance its operations had it been a standalone business separate from Hexagon during the periods presented. Prior to the Distribution, transfers of cash between Hexagon and Octave are included within Net transfers (to) from Hexagon in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Equity.
Sources of Current Liquidity
On April 27, 2026, in connection with the Distribution, the Company entered into a senior unsecured credit agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, establishing a $350.0 million U.S. dollar term loan facility (the “USD Term Loan”), a €150.0 million euro term loan facility (the “EUR Term Loan”, and together with the USD Term Loan, the “Term Loans”), and a $500.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loans, the “Credit Facilities”). On May 22, 2026, the Company fully drew the Term Loans and borrowed under the Revolving Credit Facility. The proceeds from these borrowings were used to fund a cash payment of $625.0 million to Hexagon in connection with the Distribution.
Borrowings under the Credit Facilities bear interest at variable rates based on Term Secured Overnight Financing Rate for U.S. dollar-denominated loans and Euro Interbank Offered Rate for euro-denominated loans, in each case plus an applicable margin ranging from 125 to 175 basis points based on the Company's consolidated leverage ratio. Commitment fees on the undrawn Revolving Credit Facility balance accrue at 15 to 25 basis points per annum.
The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio (net debt to EBITDA as defined in the Credit Agreement) of 3.5 to 1.0 as of the end of each fiscal quarter. The Company may elect to increase the maximum permitted leverage ratio to 4.0 to 1.0 for the fiscal quarter during which a material acquisition occurs and for the three immediately following fiscal quarters, subject to a minimum two-quarter interval before any subsequent election. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
CASH FLOW ACTIVITY
Summarized cash flow information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$240,878	$248,518
Net cash used in investing activities	$(92,254)	$(83,903)
Net cash provided by (used in) financing activities	$4,460	$(166,195)

Operating Activities
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Net cash provided by operating activities decreased by $7.6 million, primarily due to lower net income after adjusting for non-cash items and increased current period payout of restructuring charges. This was partially offset by favorable changes in operating assets and liabilities.
Investing Activities
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Net cash used in investing activities increased by $8.4 million, primarily due to an investment of $15.0 million and the absence of proceeds from divestitures received during the prior-year period of $4.1 million. These increases were partially offset by lower capitalization of software development costs of $6.2 million and lower cash paid for acquisitions of $6.2 million.
Financing Activities
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025
Net cash provided by (used in) financing activities increased by $170.7 million primarily due to proceeds from the Term Loans of $524.4 million, proceeds from the Revolving Credit Facility, net of repayments, of $102.6 million, proceeds from other short-term borrowings of $22.9 million, and a reduction in the net transfers to Hexagon of $150.1 million made during the period. These increases were substantially offset by the $625.0 million cash payment to Hexagon in connection with the Distribution.
Cash and Cash Requirements
As of June 30, 2026 and December 31, 2025, Cash and cash equivalents totaled $304.1 million and $156.1 million, respectively. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in the section of this Form 10-Q titled “Risk Factors” and under the section titled “Risk Factors” in the Information Statement. If we are unable to generate sufficient cash flows from operations or otherwise comply with the terms of any external borrowings, we may be required to seek additional financing alternatives.
We believe that our existing cash and cash equivalents, cash expected to be generated from operations and available borrowing capacity under the revolving credit facility provided by our Credit Agreement will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Cash and Cash Equivalents Held by non-U.S. Subsidiaries
As of June 30, 2026 and December 31, 2025, Cash and cash equivalents held by the Company’s non-U.S. subsidiaries were $220.0 million and $141.8 million, respectively.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain.
Except for the Updates to Significant Accounting Policies discussed in Note 2, “Summary of Significant Accounting Policies,” there were no material changes in critical accounting estimates from those disclosed in the Information Statement section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OTHER MATTERS
See Note 2, “Summary of Significant Accounting Policies,” of the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks from those disclosed in the section titled “Quantitative and Qualitative Disclosures About Market Risk” in the Information Statement.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2026 as a result of the two material weaknesses in the Company’s internal control over financial reporting described in the Information Statement.
Notwithstanding these identified material weaknesses in internal control over financial reporting, management has concluded that the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q fairly present, in all material respects, the financial position, results of operations and cash flows of the Company for the periods presented in conformity with U.S. GAAP.
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
Changes in Internal Control over Financial Reporting
Following the Distribution, new corporate and governance functions have been implemented to meet all regulatory requirements for a standalone public company. Apart from the foregoing and the remediation activities described above, there were no changes in the Company’s internal control over financial reporting for the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 12, “Commitments and Contingencies,” of the Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
Item 1A. Risk Factors.
There have been no material changes in risk factors from those disclosed in the Information Statement section titled “Risk Factors,” which are incorporated herein by reference.
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

10.10	Octave Intelligence plc Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 23, 2026).+
10.11	Octave Intelligence plc Employee Share Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 23, 2026).+
10.12	Form of Transaction Bonus Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+
10.13	Octave Intelligence plc Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2026).+
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
*Filed herewith
+Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Octave Intelligence plc

		By:	/s/ Mattias Stenberg
Date:	August 12, 2026	Name:	Mattias Stenberg
		Title:	Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Benjamin Maslen
Date:	August 12, 2026	Name:	Benjamin Maslen
		Title:	Chief Financial Officer
(Principal Financial Officer)