Form 10-Q
period 2026-09-30
Octave Intelligence plc
filed 2026-11-12
CIK 2083632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2026, the registrant had 11,025,000 Class A Ordinary Shares and 257,412,788 Class B Ordinary Shares outstanding.

OCTAVE INTELLIGENCE PLC
Form 10-Q
i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements about future events, future financial position or results of operations, business strategy, budgets, projected costs, the timing, amount, funding and expected benefits of repurchases under our share repurchase program, the integration of Cerebre and the expected financial, operational, technical, and other benefits of the acquisition, plans and objectives of management for future operations are forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal” or the negative of those words and other similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean a statement is not forward-looking.

Forward-looking statements are based on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives and financial needs, and on a number of assumptions, including those regarding customer demand, subscription license activity, Software as a Service (“SaaS”) adoption, pricing and packaging initiatives, macroeconomic conditions, our ability to identify, consummate and integrate strategic acquisitions, our ability to successfully operate as an independent public company following the Distribution (as defined below), the timing and costs associated with separation-related activities, our ability to generate sufficient cash flows and comply with the terms of our indebtedness and our ability to execute our growth strategies. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Factors that may cause actual results to differ materially from those expressed in such forward-looking statements include those described in this Form 10-Q, including under “Risk Factors,” those discussed under “Risk Factors” in the Information Statement attached as Exhibit 99.1 to Octave’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Information Statement”) and those discussed in other documents we file with the SEC.

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
ii

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Balance Sheets (Unaudited)
In thousands (except per share amounts)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$296,993	$156,069
Accounts receivable, net	366,935	400,686
Prepaids and other current assets	93,727	100,008
Total current assets	757,655	656,763
Property and equipment, net	23,213	54,642
Operating lease right-of-use assets	54,237	50,605
Goodwill	4,553,153	6,221,366
Intangible assets, net	1,144,226	1,649,408
Deferred income taxes	23,620	29,903
Other noncurrent assets	45,531	33,564
Total assets	$6,601,635	$8,696,251
LIABILITIES
Current liabilities:
Accounts payable	$48,704	$48,765
Accrued compensation	99,300	113,532
Deferred revenue	419,913	380,612
Operating lease liabilities	15,512	15,683
Other current liabilities	123,056	94,282
Total current liabilities	706,485	652,874
Long-term debt	518,477	—
Operating lease liabilities - noncurrent	40,665	36,770
Deferred income taxes	151,073	269,152
Other noncurrent liabilities	37,963	59,820
Total liabilities	1,454,663	1,018,616
Commitments and contingencies (Note 13)
EQUITY
Preferred shares, $0.01 par value; 1,000,000 shares authorized; no shares issued	—	—
Class A Ordinary Shares, $0.01 par value; 4,500,000 shares authorized	110	—
Class B Ordinary Shares, $0.01 par value; 4,500,000 shares authorized	2,574	—
Additional paid-in-capital	6,791,452	—
Net investment by Hexagon	—	7,749,558
Retained earnings	(1,570,916)	—
Accumulated other comprehensive loss	(76,248)	(71,923)
Total equity	5,146,972	7,677,635
Total liabilities and equity	$6,601,635	$8,696,251
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Operations (Unaudited)
In thousands (except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscriptions	$290,589	$276,075	$852,582	$802,241
Licenses	34,060	35,362	108,289	128,984
Subscriptions and licenses	324,649	311,437	960,871	931,225
Services and other	90,673	81,874	239,366	258,231
Total revenue	415,322	393,311	1,200,237	1,189,456
Cost of revenue:
Cost of subscriptions and licenses	37,176	45,718	120,942	126,926
Cost of services and other	64,829	52,258	162,649	177,526
Total cost of revenue	102,005	97,976	283,591	304,452
Gross profit	313,317	295,335	916,646	885,004
Operating expenses:
Research and development	56,228	46,423	158,292	136,267
Sales and marketing	103,240	100,900	299,733	287,441
General and administrative	45,355	44,813	127,416	124,672
Amortization of intangible assets	48,337	39,642	135,900	115,279
Other operating expense (income), net	4,144	30,953	2,145,583	17,977
Total operating expenses	257,304	262,731	2,866,924	681,636
Income (loss) from operations	56,013	32,604	(1,950,278)	203,368
Other income (expense), net	22,651	(16,049)	26,753	(15,838)
Interest expense, net	(5,071)	—	(6,828)	—
Income (loss) before income tax	73,593	16,555	(1,930,353)	187,530
Provision (benefit) for income taxes	14,581	2,418	(66,068)	38,739
Net income (loss)	$59,012	$14,137	$(1,864,285)	$148,791

Earnings per share
Basic	$0.22	$0.05	$(6.94)	$0.55
Diluted	$0.22	$0.05	$(6.94)	$0.55
Weighted average ordinary shares outstanding
Basic	268,438	268,438	268,438	268,438
Diluted	268,477	268,438	268,438	268,438
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$59,012	$14,137	$(1,864,285)	$148,791
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	516	2,978	(4,325)	49,494
Total other comprehensive income (loss), net of taxes	516	2,978	(4,325)	49,494
Comprehensive income (loss)	$59,528	$17,115	$(1,868,610)	$198,285
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Equity (Unaudited)
In thousands

	Class A Ordinary Shares		Class B Ordinary Shares		Additional paid-in-capital	Net investment by Hexagon	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	—	$—	—	$—	$—	$7,795,874	$—	$(122,187)	$7,673,687
Net income	—	—	—	—	—	59,486	—	—	59,486
Foreign currency translation adjustments	—	—	—	—	—	—	—	16,181	16,181
Net transfers to Hexagon	—	—	—	—	—	(71,575)	—	—	(71,575)
Balance as of March 31, 2025	—	$—	—	$—	$—	$7,783,785	$—	$(106,006)	$7,677,779
Net income	—	—	—	—	—	75,168	—	—	75,168
Foreign currency translation adjustments	—	—	—	—	—	—	—	30,335	30,335
Net transfers to Hexagon	—	—	—	—	—	(87,819)	—	—	(87,819)
Balance as of June 30, 2025	—	$—	—	$—	$—	$7,771,134	$—	$(75,671)	$7,695,463
Net income	—	—	—	—	—	14,137	—	—	14,137
Foreign currency translation adjustments	—	—	—	—	—	—	—	2,978	2,978
Net transfers to Hexagon	—	—	—	—	—	(102,174)	—	—	(102,174)
Balance as of September 30, 2025	—	$—	—	$—	$—	$7,683,097	$—	$(72,693)	$7,610,404
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Equity (Unaudited)
In thousands

	Class A Ordinary Shares		Class B Ordinary Shares		Additional paid-in-capital	Net investment by Hexagon	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	—	$—	$—	$7,749,558	$—	$(71,923)	$7,677,635
Net income	—	—	—	—	—	47,381	—	—	47,381
Foreign currency translation adjustments	—	—	—	—	—	—	—	(7,638)	(7,638)
Net transfers to Hexagon	—	—	—	—	—	(56,753)	—	—	(56,753)
Balance as of March 31, 2026	—	$—	—	$—	$—	$7,740,186	$—	$(79,561)	$7,660,625
Net loss	—	—	—	—	—	(340,750)	(1,629,928)	—	(1,970,678)
Foreign currency translation adjustments	—	—	—	—	—	—	—	2,797	2,797
Net transfers from Hexagon	—	—	—	—	—	10,821	—	—	10,821
Cash payment to Hexagon in connection with the Distribution	—	—	—	—	—	(625,000)	—	—	(625,000)
Issuance of Ordinary Shares in connection with the Distribution	11,025	110	257,413	2,574	6,782,573	(6,785,257)	—	—	—
Stock-based compensation expense	—	—	—	—	1,385	—	—	—	1,385
Balance as of June 30, 2026	11,025	$110	257,413	$2,574	$6,783,958	$—	$(1,629,928)	$(76,764)	$5,079,950
Net income	—	—	—	—	—	—	59,012	—	59,012
Foreign currency translation adjustments	—	—	—	—	—	—	—	516	516
Stock-based compensation expense	—	—	—	—	7,494	—	—	—	7,494
Balance as of September 30, 2026	11,025	$110	257,413	$2,574	$6,791,452	$—	$(1,570,916)	$(76,248)	$5,146,972

See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
In thousands

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,864,285)	$148,791
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	144,172	124,308
Stock-based compensation expense	14,230	12,286
Deferred income taxes	(89,548)	(2,533)
Impairment charges	2,134,660	—
Remeasurement of contingent consideration reserves	(2,622)	(23,535)
Loss on divestitures, net	—	16,578
Gain on sale of buildings	(25,946)	—
Restructuring charges	(10,687)	33,195
Other	607	1,610
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	31,340	17,728
Prepaids and other current assets	4,131	(4,314)
Accounts payable	(2,076)	(4,745)
Accrued compensation	(14,232)	(3,869)
Deferred revenue	14,165	17,490
Other assets and liabilities	2,346	17,539
Net cash provided by operating activities	336,255	350,529
Cash flows from investing activities:
Purchases of property and equipment	(7,468)	(6,087)
Capitalization of software development costs	(88,309)	(101,810)
Acquisitions, net of cash acquired	(11,115)	(16,751)
Purchases of investments	(15,000)	—
Proceeds from divestitures	—	57,049
Proceeds from sale of buildings	57,250	—
Other	(3,985)	(3,051)
Net cash used in investing activities	(68,627)	(70,650)
Cash flows from financing activities:
Proceeds from issuance of term loans	524,420	—
Proceeds from revolving credit facility	149,070	—
Repayment of revolving credit facility	(148,944)	—
Debt issuance costs	(3,779)	—
Net transfers to Hexagon	(16,048)	(273,854)
Cash payment to Hexagon in connection with the Distribution	(625,000)	—
Payment of contingent consideration	(606)	—
Proceeds from other short-term borrowings	22,903	—
Repayments of other short-term borrowings	(23,071)	—
Net cash used in financing activities	(121,055)	(273,854)
Effect of foreign exchange rate changes on cash and cash equivalents	(5,649)	5,886
Net increase in cash and cash equivalents	140,924	11,911
Cash and cash equivalents at beginning of period	156,069	97,214
Cash and cash equivalents at end of period	$296,993	$109,125

Supplemental cash flow information:
Income taxes paid, net of refunds	$23,711	$7,979
Interest paid	$6,989	$—
See the accompanying Notes to Condensed Consolidated Financial Statements.

OCTAVE INTELLIGENCE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
Dollars in thousands, unless noted otherwise
NOTE 1. BACKGROUND AND BASIS OF PRESENTATION
Background
Octave Intelligence plc (“Octave” or the “Company”) provides a suite of software solutions that help organizations design, build, operate, and protect their physical assets, people and critical infrastructure. These workflow environments often involve different teams, specialized tools, and large volumes of information that are difficult to integrate or interpret without context. When data is organized into separate systems or isolated workflows, decision making slows down, quality issues are harder to identify, and teams may miss early signs of risk or system failure.
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
On March 4, 2025, Hexagon AB (“Hexagon”) announced that its board of directors had directed management to prepare for the spin-off of the Octave business into an independent, publicly-traded company through a tax-free, from both a U.S. federal income and Swedish tax perspective, pro rata distribution of all the outstanding share capital of Octave to Hexagon shareholders via a Lex-ASEA distribution. Prior to the Distribution (as defined below), the Company was wholly owned by Hexagon.
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

Basis of Presentation
On May 22, 2026, the Company became a standalone publicly traded company, and its financial statements are presented on a consolidated basis from that date. Prior to the Distribution, the Company’s historical financial statements were derived from Hexagon’s consolidated financial statements and accounting records and were prepared on a standalone basis. The financial statements for all periods presented, including the historical results of the Company prior to May 22, 2026, are referred to herein as the “Condensed Consolidated Financial Statements” and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
These Condensed Consolidated Financial Statements have been prepared on the same basis as the annual Combined Financial Statements for the three years ended December 31, 2025 included in the Information Statement attached as Exhibit 99.1 to Octave’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2026 (the “Information Statement”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The December 31, 2025 Condensed Consolidated Balance Sheet included herein is derived from the audited Combined Financial Statements included in the Information Statement. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the remainder of the fiscal year. These unaudited Condensed Consolidated Financial Statements and accompanying Notes should be read in conjunction with the audited Combined Financial Statements and accompanying Notes for the year ended December 31, 2025 included in the Information Statement.
All intercompany transactions have been eliminated.
Periods Prior to the Distribution
Prior to the Distribution, the Condensed Consolidated Financial Statements include all revenues and costs directly attributable to the Company, including costs for facilities, functions and services used by or for the benefit of the Company. The Company had historically functioned together with the other businesses controlled by Hexagon. Accordingly, the Company relied on Hexagon’s corporate overhead and other support functions for its business. Therefore, certain corporate overhead and shared costs had been allocated to the Company, including general and administrative expenses related to Hexagon support functions provided on a centralized basis, such as corporate communications, executive management, legal, human resources, treasury, finance, accounting, information technology, and the related benefit costs associated with such functions, including stock-based compensation. These expenses had been specifically identified, when possible, or allocated based on direct usage when identifiable, with the remainder allocated on a pro rata basis of revenue of the Company and Hexagon. The charges for these functions are included in Sales and marketing and General and administrative expenses in the Condensed Consolidated Statements of Operations. Management considers that such allocations had been made on a reasonable basis consistent with benefits received but may not necessarily be indicative of the costs that would have been incurred had the Company operated on a standalone basis for the periods presented prior to the Distribution. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a standalone basis, as it is not practicable to do so.
Prior to the Distribution, Hexagon utilized a centralized approach to managing its treasury operations. The cash and cash equivalents held by Hexagon at the corporate level were not specifically identifiable to the Company and therefore had not been reflected in the Company’s Condensed Consolidated Balance Sheets prior to the Distribution. Cash and cash equivalents in the Condensed Consolidated Balance Sheets for periods prior to the Distribution represent cash and cash equivalents held by legal entities of the Company that were specifically attributable to the Company.
Prior to the Distribution, Hexagon’s external debt and related interest expense had not been attributed to the Company for the periods presented, as Hexagon’s borrowings were neither directly attributable to the Company nor was the Company the legal obligor of such borrowings.
For those transactions between the Company and Hexagon that were historically settled in cash, such balances were reflected in the Condensed Consolidated Balance Sheets as due from related parties or due to related parties. The total net effect of the settlement of intercompany transactions not historically settled in cash is reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net investment by Hexagon, with the difference between the amounts presented in the Condensed Consolidated Statements of Equity and the Condensed Consolidated Statements of Cash Flows being attributable to stock-based compensation and net assets distributed from Hexagon. Net investment by Hexagon in the Condensed Consolidated Balance Sheets represents Hexagon’s historical investment in the Company, the accumulated net earnings after taxes, and the net effect of transactions with and allocations from Hexagon.

Prior to the Distribution, income tax expense and tax balances were calculated on a separate return basis. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone company, even though the Company filed as part of Hexagon’s tax group in certain jurisdictions prior to the Distribution.
Periods Following the Distribution
Following the Distribution on May 22, 2026, the Company operates as an independent publicly traded company and its financial statements reflect the Company’s results of operations, financial position and cash flows on a standalone consolidated basis. Certain functions previously provided by Hexagon continue to be provided under the Master Transition Services Agreement or are being performed using the Company’s own resources or third-party service providers. The Company incurred certain costs in its establishment as a standalone public company and expects to incur ongoing additional costs associated with operating as an independent, publicly traded company.
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
Updates to Significant Accounting Policies
Goodwill: The Company performed an interim goodwill impairment test following a triggering event that indicated the carrying amount may not be fully recoverable. This impairment test resulted in a non-cash impairment charge during the nine months ended September 30, 2026. See Note 5, “Goodwill and intangible assets,” for further discussion.
Intangible Assets, Net: The Company performed an assessment of the useful life estimates of all trademarks which have historically been carried as indefinite-life intangible assets following the phase out of legacy brands and transition of the Octave business to a unified Octave brand. This assessment resulted in a non-cash impairment charge during the nine months ended September 30, 2026. The Company concluded that all trademark assets should no longer be carried as indefinite-life intangible assets, but rather have a finite two year useful life. See Note 5, “Goodwill and intangible assets,” for further discussion.
Capitalized Development Costs: Effective July 1, 2026, the Company revised the estimated useful life of capitalized software development costs related to software to be sold, leased, or marketed from five years to two years. Estimated useful lives for internal-use software are unchanged. The revision reflects the Company’s current software development and delivery model, including more frequent product releases, and accelerated customer adoption of new releases. This change is accounted for as a change in accounting estimate on a prospective basis and applies to identified capitalized software development for which amortization commenced on or after July 1, 2026.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statements-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024-03; however, other than additional disclosure, the Company does not expect a change to the Consolidated Financial Statements.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The Company’s revenue based on the timing of revenue recognition is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring revenue (1)	$290,589	$276,075	$852,582	$802,241
Non-recurring revenue (2)	124,733	117,236	347,655	387,215
Total revenue	$415,322	$393,311	$1,200,237	$1,189,456
___________________________
(1)Includes monthly subscription licenses, SaaS-based subscriptions and maintenance subscriptions.
(2)Includes perpetual software licenses and services and other revenue.
The Company’s revenue consists of the following revenue streams:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription licenses	$74,486	$70,457	$219,397	$218,271
SaaS	91,431	77,636	263,325	216,484
Maintenance subscription	124,672	127,982	369,860	367,486
Subscriptions	290,589	276,075	852,582	802,241
Licenses	34,060	35,362	108,289	128,984
Subscriptions and licenses	324,649	311,437	960,871	931,225
Services and other	90,673	81,874	239,366	258,231
Total revenue	$415,322	$393,311	$1,200,237	$1,189,456
Revenue by geographic region, based upon the location of the end customer, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas: (1)
United States	$157,500	$154,013	$454,551	$486,485
Other Americas	43,275	36,988	118,680	110,972
EMIA (2)	162,969	147,439	464,987	423,332
APAC (3)	51,578	54,871	162,019	168,667
Total revenue	$415,322	$393,311	$1,200,237	$1,189,456
___________________________
(1)Americas includes the United States, Canada, and Latin America.
(2)EMIA includes Europe, Middle East, India, and Africa.
(3)APAC includes the Asia-Pacific region, excluding India.
Operations in Ireland, our country of domicile, are not material in all periods presented.

Contract Balances
As of September 30, 2026 and December 31, 2025, the Company’s contract assets relate to performance obligations completed in advance of the right to invoice and are included in Prepaids and other current assets in the Condensed Consolidated Balance Sheets. Contract assets were not material as of September 30, 2026, or December 31, 2025.
Deferred revenue consists of billings made or payments received in advance of revenue recognition from subscriptions and services. The primary changes in the Company’s deferred revenue are due to the performance under the contracts and new billings made or payments received in advance of revenue recognition from service, installation, and support. The satisfaction of performance obligations typically lags behind payments received under revenue recognition from contracts with customers. Deferred revenues are short-term in nature and are generally recognized as revenue within 12 months. As of September 30, 2026 and December 31, 2025, total deferred revenue was $436.4 million and $426.1 million, respectively, and is included within Deferred revenue and Other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
Changes in the Company’s total deferred revenue balances primarily relate to additional deferrals through new billings and reduced deferrals through revenue recognition. For the nine months ended September 30, 2026, the Company recognized $346.4 million of revenue that was included in the December 31, 2025 deferred revenue balance. For the nine months ended September 30, 2025, the Company recognized $260.3 million of revenue that was included in the December 31, 2024 deferred revenue balance.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of September 30, 2026, amounts allocated to these remaining performance obligations are $436.4 million, of which the Company expects to recognize approximately 96% over the next 12 months with the remaining amount thereafter.
NOTE 4. ACQUISITIONS AND DIVESTITURES
2026 Acquisitions
For the nine months ended September 30, 2026, the Company completed two business combinations for aggregate cash consideration of $11.1 million, net of cash acquired. The contingent consideration for these acquisitions was $2.9 million. The total purchase consideration was allocated as follows: $2.9 million to acquired intangible assets, $8.6 million to goodwill, and $0.4 million to net tangible liabilities. The acquired intangible assets consisted primarily of customer relationships and developed technology, which were valued using the income approach. Of the goodwill recognized with these acquisitions, $0.8 million is expected to be deductible for tax purposes.
The Company’s transaction costs related to these 2026 acquisitions were not material. The financial results of these acquisitions were included in the Condensed Consolidated Financial Statements from the acquisition dates.
2025 Acquisitions
For the nine months ended September 30, 2025, the Company completed two business combinations for aggregate cash consideration of $16.8 million, net of cash acquired. The total purchase consideration was allocated as follows: $2.9 million to acquired intangible assets, $13.8 million to goodwill, and $0.1 million to net tangible assets. The acquired intangible assets consisted primarily of customer relationships and trademarks, which were valued using the income approach. Of the goodwill recognized with these acquisitions, $1.7 million is expected to be deductible for tax purposes.
The Company’s transaction costs related to these 2025 acquisitions were not material. The financial results of these acquisitions were included in the Condensed Consolidated Financial Statements from the acquisition dates.

2025 Divestitures
For the nine months ended September 30, 2025, the Company divested two non-core businesses for total cash proceeds of $57.0 million. The divested businesses included $73.6 million of net assets. The Company recorded a loss on divestiture of approximately $16.6 million, which is included in Other income (expense), net. The Company’s transaction costs related to the 2025 divestitures were not material.
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
Activity related to the Company’s contingent consideration is as follows:

Balance as of December 31, 2024	$61,017
Additions	—
Payments	—
Change in fair value	(23,535)
Balance as of September 30, 2025	$37,482

Balance as of December 31, 2025	$6,067
Additions	2,888
Payments	(606)
Change in fair value	(2,622)
Foreign currency translation adjustments	2
Balance as of September 30, 2026	$5,729
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2025	$6,221,366
Acquisitions	8,556
Impairment	(1,671,000)
Foreign currency translation adjustments	(5,769)
Balance as of September 30, 2026 (1)	$4,553,153
_________________________
(1) The carrying amount of goodwill is presented net of accumulated impairment losses of $1,671.0 million, which were recognized during the second quarter of 2026.
Goodwill Impairment
During the second quarter of 2026, following the commencement of regular-way trading of the Company’s Class B Ordinary Shares, the Company’s market capitalization remained below the Company’s carrying value. Management considered that the market capitalization, together with current capital market conditions, constituted a triggering event requiring an interim goodwill impairment assessment as of June 30, 2026.

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
Based on the results of the quantitative goodwill impairment test, the carrying amount of the Company’s single reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a non-cash goodwill impairment charge of $1,671.0 million during the three months ended June 30, 2026. The charge was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. The goodwill impairment charge did not result in any cash expenditure and did not affect the Company’s cash flows from operating activities or compliance with the financial covenants under the Company’s Credit Agreement.
Management did not identify any triggering events during the three months ended September 30, 2026, and no additional impairment assessment was performed.

Intangible Assets
Components of intangible assets other than goodwill are as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-life intangibles:
Developed technology	$572,259	$(290,140)	$282,119	$574,250	$(266,368)	$307,882
Customer relationships	646,006	(193,458)	452,548	652,028	(176,158)	475,870
Capitalized development expenses	1,006,406	(622,525)	383,881	921,399	(546,111)	375,288
Other intangible assets	76,157	(65,302)	10,855	78,007	(68,873)	9,134
Trademarks	17,783	(2,960)	14,823	—	—	—
Total definite-life intangibles	2,318,611	(1,174,385)	1,144,226	2,225,684	(1,057,510)	1,168,174
Indefinite-life intangibles:
Trademarks	—	—	—	481,234	—	481,234
Total intangible assets	$2,318,611	$(1,174,385)	$1,144,226	$2,706,918	$(1,057,510)	$1,649,408
The aggregate amortization expense for definite-life intangible assets is reflected in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of subscriptions and licenses	$296	$285	$877	$856
Amortization of intangible assets	48,337	39,642	135,900	115,279
Total amortization expense	$48,633	$39,927	$136,777	$116,135

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
Capitalized Development Expenses
For the three months ended September 30, 2026 and 2025, total costs capitalized were $28.0 million and $35.4 million, respectively. For the nine months ended September 30, 2026 and 2025, total costs capitalized were $88.3 million and $101.8 million, respectively. For the three months ended September 30, 2026 and 2025, the related amortization recorded within Amortization of intangible assets in the Condensed Consolidated Statements of Operations was $27.0 million and $21.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the related amortization recorded within Amortization of intangible assets in the Condensed Consolidated Statements of Operations was $77.2 million and $60.1 million, respectively.
Goodwill and Indefinite-Life Intangible Asset Impairment
The Company recorded goodwill and indefinite-life intangible asset impairment charges during the period within Other operating expense (income), net in the Condensed Consolidated Statements of Operations. A summary of components within this account is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Goodwill impairment	$—	$—	$1,671,000	$—
Indefinite-life intangible asset impairment	—	—	463,660	—
Other operating expense (income)	4,144	30,953	10,923	17,977
Total Other operating expense (income), net	$4,144	$30,953	$2,145,583	$17,977

NOTE 6. OTHER BALANCE SHEET COMPONENTS
A summary of certain balance sheet components is as follows:

	As of
	September 30, 2026	December 31, 2025
Accounts receivable, net:
Trade receivables	$301,775	$340,360
Unbilled receivables	89,325	80,741
Allowance for doubtful accounts	(24,165)	(20,415)
Total accounts receivable, net	$366,935	$400,686

Prepaids and other current assets:
Prepaid expenses	$70,296	$82,950
Inventory	6,464	—
Other current assets	16,967	17,058
Total prepaids and other current assets	$93,727	$100,008

Other current liabilities:
Accrued expenses	$65,976	$55,184
Income tax payable (1)	44,717	—
Accrued indirect taxes	—	18,904
Restructuring reserve	3,088	13,775
Other current liabilities	9,275	6,419
Total other current liabilities	$123,056	$94,282
_________________________
(1) In preparation for the Distribution, Hexagon transferred certain assets and liabilities to Octave, including income tax payable balances which were generated by both Octave and Hexagon businesses prior to the Distribution.
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

On May 22, 2026, the Company drew the Term Loans in full and borrowed $120.0 million and €25.0 million under the Revolving Credit Facility. The Company repaid all amounts outstanding under the Revolving Credit Facility during the nine months ended September 30, 2026. As of September 30, 2026, there were no amounts outstanding under the Revolving Credit Facility and $500.0 million was available for borrowing.
On November 9, 2026, the Company borrowed $125.0 million under the Revolving Credit Facility, which was used to fund the acquisition of Cerebre. See Note 16, “Subsequent Events,” for further discussion. As of the date of this filing, $125.0 million was outstanding and $375.0 million was available under the Revolving Credit Facility.
Outstanding Borrowings
The Company’s outstanding debt obligations are as follows:

			As of
	Stated Interest Rate as of September 30, 2026	Maturity	September 30, 2026	December 31, 2025
USD Term Loan	5.2%	2030	$350,000	$—
EUR Term Loan	3.9%	2030	170,206	—
Total principal			$520,206	$—
Less: Unamortized debt issuance costs			1,729	—
Total Long-term debt, net			$518,477	$—
Amounts outstanding under the Credit Facilities bear interest at variable rates based on Term Secured Overnight Financing Rate (“Term SOFR”) for U.S. dollar-denominated loans and Euro Interbank Offered Rate (“EURIBOR”) for euro-denominated loans, in each case plus an applicable margin ranging from 125 to 175 basis points based on the Company’s consolidated leverage ratio. Commitment fees on the undrawn Revolving Credit Facility balance accrue at 15 to 25 basis points per annum.
For the three and nine months ended September 30, 2026, interest expense on the Credit Facilities, including amortization of debt issuance costs, was $6.9 million and $10.7 million, respectively, and is included in Interest expense, net in the Condensed Consolidated Statements of Operations.
Financial Covenant
The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio (net debt to EBITDA as defined in the Credit Agreement) of 3.5 to 1.0 as of the end of each fiscal quarter. The Company may elect to increase the maximum permitted leverage ratio to 4.0 to 1.0 for the fiscal quarter during which a material acquisition occurs and for the three immediately following fiscal quarters, subject to a minimum two-quarter interval before any subsequent election. The Credit Agreement also contains affirmative and negative covenants customary for financings of this type, including limitations on liens, indebtedness, fundamental changes and asset dispositions. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
Fair Value
The Company utilized Level 2 inputs, as defined in the ASC 820 fair value hierarchy, to measure the fair value of the Long-term debt, which, as of September 30, 2026 was $518.8 million. Management’s fair value estimates were based on quoted benchmark interest rates (Term SOFR and EURIBOR) plus a market-based credit spread consistent with the Company’s credit profile and observable market data for comparable borrowers.

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
For the three months ended September 30, 2026 and 2025, operating lease expense, which includes immaterial amounts of short-term leases and variable lease costs, was $5.5 million and $5.2 million, respectively. For the nine months ended September 30, 2026 and 2025, operating lease expense, which includes immaterial amounts of short-term leases and variable lease costs, was $15.0 million and $15.2 million, respectively.
Lease term and discount rate information related to operating leases are as follows:

	As of
	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.5	7.2
Weighted-average discount rate	5.1%	4.0%
Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in operating lease liabilities	$17,662	$17,059
Right-of-use assets obtained in exchange for operating lease obligations	$25,605	$7,395
Sale-Leaseback Transaction
On April 21, 2026, the Company agreed to sell certain owned real estate in Madison, Alabama, including its corporate headquarters, which serves as the Company’s principal executive offices, for gross proceeds of $57.3 million subject to customary closing conditions. The sale closed on July 1, 2026. Concurrently, the Company entered into operating lease agreements with the third-party purchaser that allow the Company to continue to use a portion of the facilities, with initial terms of 18 to 24 months. The Company has no continuing involvement in the properties other than the leasebacks. The Company recorded a gain on sale of $25.9 million during the three months ended September 30, 2026, which is included in Other income (expense), net in the Condensed Consolidated Statements of Operations. The Company utilized the proceeds from this transaction to repay borrowings under the Revolving Credit Facility.
NOTE 9. EMPLOYEE BENEFIT PLANS
Periods Prior to the Distribution
Prior to the Distribution, the Company’s employees participated in Hexagon’s equity compensation plans. All awards granted under these plans were based on Hexagon’s ordinary shares. As such, stock-based compensation expense was allocated to the Company based upon the portion of Hexagon’s equity compensation plans in which the Company’s employees participated. These amounts are not necessarily indicative of future stock-based compensation expense and do not reflect what the Company would have experienced as an independent company for the periods presented prior to the Distribution. These amounts are reflected within Net investment by Hexagon in the Condensed Consolidated Statements of Equity.
Replacement of Hexagon Awards

In connection with the Distribution and pursuant to the Employee Matters Agreement, each outstanding performance share unit award granted under the Hexagon Long-Term Incentive Plan (“Hexagon LTIP”) that was unvested and held by a Company employee as of the Distribution was cancelled and a replacement award was granted in respect of the Company’s Class B Ordinary Shares under Octave’s 2026 Plan (as defined below), with the intent to preserve the intrinsic value of each award immediately before and after the Distribution. Replacement awards retain the vesting schedule of the original award, and the Hexagon performance metric applicable to the awards was adjusted to a comparable Company performance metric.

On August 13, 2026, Octave’s Compensation Committee approved the grant of 2.2 million replacement performance share units under Octave’s 2026 Plan. The grant was accounted for as a modification in accordance with ASC 718. The fair value of the replacement awards immediately after the modification did not exceed the fair value of the corresponding Hexagon LTIP awards immediately before the modification, and accordingly the replacement awards did not result in incremental compensation cost. Compensation cost for the replacement awards continues to be recognized over the remaining requisite service period of each award.

Executive Annual Incentive Plan

On May 20, 2026, the Compensation Committee approved and adopted the Octave Intelligence plc Executive Annual Incentive Plan (the “Incentive Plan”), effective as of January 1, 2026.

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
Long-term Incentive Plan
On April 27, 2026, the Company’s shareholder approved the Octave Intelligence plc Long-Term Incentive Plan (the “2026 Plan”), which the Board of Directors subsequently approved on May 6, 2026.
The 2026 Plan provides eligible participants, including the Company’s employees, non-employee directors and consultants, with the opportunity to receive equity-based and cash-based awards, as determined by the Compensation Committee. Under the 2026 Plan, the Compensation Committee may grant share options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights and other share-based or cash-based awards, in each case in respect of the Company’s Class B Ordinary Shares and subject to the vesting, performance and other terms and conditions established in the applicable award agreement. A total of up to 18.3 million Class B Ordinary Shares is reserved for issuance under the 2026 Plan, subject to equitable adjustment in the event of certain changes in the Company’s capitalization.
During the three months ended September 30, 2026, the Company granted 2.0 million restricted share units (“RSUs”) with an aggregate grant-date fair value of $37.9 million. Each RSU represents the right to receive one Class B Ordinary Share upon vesting. One-third of the RSUs granted to employees vests on December 1, 2026, with the remainder vesting in equal quarterly installments through December 1, 2028. RSUs granted to non-employee directors vest in full on the first anniversary of the grant date.

    During the three months ended September 30, 2026, the Company granted 0.9 million performance share units (“PSUs”), with an aggregate grant-date fair value of $19.7 million. The PSUs consist of awards subject to internal financial performance metrics and awards subject to a market condition based on the Company’s total shareholder return relative to a peer group. The PSUs vest over a period of up to three years, subject to the achievement of the applicable performance or market conditions and continued service. The number of Class B Ordinary Shares issuable upon vesting ranges from zero to 200% of the target number of units.

The grant-date fair value of RSUs and of PSUs subject to internal financial performance metrics is determined based on the closing price of the Company’s Class B Ordinary Shares on the grant date. The grant-date fair value of PSUs subject to a market condition was determined using a Monte Carlo simulation with the following assumptions: expected volatility of 50.0%, a risk-free interest rate of 4.2%, an expected term of 2.4 years, and no expected dividend yield. Because the Company has a limited trading history, expected volatility was estimated based on the historical volatility of a group of publicly traded peer companies rather than the Company’s own share price history.

Compensation cost is recognized on a straight-line basis over the requisite service period. For awards subject to a market condition, compensation cost is recognized whether or not the market condition is satisfied, provided the requisite service is rendered. For awards subject to a performance condition, compensation cost is recognized when achievement is considered probable, based on the number of units expected to vest. The Company reassesses these estimates each reporting period. Service-condition related forfeitures are recognized as they occur.

Employee Share Purchase Plan
On April 27, 2026, the Company’s shareholder approved the Octave Intelligence plc Employee Share Purchase Plan (the “ESPP”), which the Board of Directors subsequently approved on May 6, 2026.
The ESPP allows eligible employees to purchase Class B Ordinary Shares through payroll deductions of up to 15% of eligible pay. Shares may be purchased on the last trading day of each six-month offering period at 85% of the lower of (i) the share price on the first trading day of the offering period and (ii) the share price on the purchase date. A total of up to 2.7 million Class B Ordinary Shares is reserved for issuance under the ESPP, subject to equitable adjustment in the event of certain changes in the Company’s capitalization.
As of September 30, 2026, the initial offering period under the ESPP had not commenced and no shares had been issued.

Stock-based Compensation
Compensation cost recognized in the Condensed Consolidated Statements of Operations pertaining to stock-based compensation arrangements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$662	$470	$1,264	$1,028
Sales and marketing	3,267	1,755	5,322	3,992
General and administrative	2,119	2,124	4,774	4,704
Research and development	1,479	1,135	2,870	2,562
Total stock-based compensation expense	$7,527	$5,484	$14,230	$12,286
Defined Contribution Plans
Certain employees of the Company participate in various defined contribution plans. For the three months ended September 30, 2026 and 2025, defined contribution plan costs were $6.1 million and $8.0 million, respectively. For the nine months ended September 30, 2026 and 2025, defined contribution plan costs were $21.8 million and $26.0 million, respectively.

NOTE 10. SHAREHOLDERS’ EQUITY
Capital Reduction
On July 23, 2026, the High Court of Ireland approved the capital reduction of the Company’s share capital (which includes share premium) in an amount of $6.0 billion (the “Capital Reduction”). The Capital Reduction established distributable reserves in the statutory balance sheet of Octave Intelligence plc, which are required under the Irish Companies Act before the Company may effect share repurchases, pay dividends, or make other distributions to shareholders. Distributable reserves under Irish law are not linked to retained earnings or other equity balances reported under U.S. GAAP, and the Capital Reduction had no impact on the Company’s consolidated shareholders’ equity. On November 11, 2026, the Board of Directors authorized a share repurchase program. See Note 16, “Subsequent Events,” for further discussion.
NOTE 11. INCOME TAXES
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
For the three months ended September 30, 2026 and 2025, the effective tax rate was 19.8% and 14.6%, respectively. For the nine months ended September 30, 2026 and 2025, the effective tax rate was 3.4% and 20.7%, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to the non-deductible nature of the Company’s goodwill impairment charge as well as jurisdictional mix of earnings and effects of cross-border transactions in preparation for the Distribution.
Tax Legislation
In July 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The OBBBA introduces several significant changes, including the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions taking effect in tax year 2025 and others phased in through 2027. There were no material impacts of this legislation on the Company’s Condensed Consolidated Financial Statements to date; however, management will continue to evaluate the full impact of these legislative changes as more guidance becomes available.
Other Items
The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the years 2014 through 2020. In May 2026, the Company received draft notices of proposed adjustment (“NOPA”) from the IRS for the years 2019 and 2020, which relate primarily to tax method changes, net operating loss carryback claims, and Base Erosion and Anti-Abuse Tax (“BEAT”) liability on sales-based royalties. In June 2026, the Company received a final Revenue Agent Report (“RAR”) which assessed an adjustment to the refund requested of $31.0 million. The Company disagrees with the final assessment and submitted complete protest packages to the IRS on October 2, 2026. This matter is subject to an agreed-upon cost-sharing arrangement with Hexagon pursuant to the Tax Disaffiliation Agreement entered into in connection with the Distribution.

The Company has received a notice from Agenzia delle Entrate (Italian Revenue Agency) for the 2020 tax year relating to withholding taxes assessed on inter-company transactions while the relevant subsidiary was operating within the Hexagon group of companies prior to the Distribution. The Italian Revenue Agency has initially asserted a total of $12.0 million, including tax, penalties, and interest. The Company disagrees with the initial assessment and has informed the Italian Revenue Agency of its intent to contest the asserted amounts.

The Company believes that it is more likely than not that its tax positions will be sustained upon examination or appeal, and accordingly, no liability has been recognized in the financial statements. Given the preliminary stage of the assessment and the ongoing dispute process, there remains inherent uncertainty regarding the ultimate resolution. While the Company cannot estimate the timing or outcome with certainty, if the Italian Revenue Agency ultimately prevails, the Company could be required to pay additional taxes, penalties, and interest of up to $12.0 million.

NOTE 12. RESTRUCTURING CHARGES
From time to time, the Company has initiated various restructuring plans in an effort to better align its resources with its business strategy. For the three and nine months ended September 30, 2026 and 2025, the charges incurred were primarily comprised of severance payments and termination benefits related to headcount reductions and are included in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
Activities resulting from restructuring plans are as follows:

Balance as of December 31, 2024	$6,764
Charges	42,883
Utilization	(9,688)
Balance as of September 30, 2025	$39,959

Balance as of December 31, 2025	$13,775
Charges	5,771
Utilization	(16,458)
Balance as of September 30, 2026	$3,088
All liabilities for restructuring charges under these plans are included in Other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026 as the Company expects to make cash payments to settle most of these liabilities during the remainder of 2026.
NOTE 13. COMMITMENTS AND CONTINGENCIES
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
On September 28, 2024, Hexagon US Federal, Inc., an indirect subsidiary of the Company dedicated to U.S. federal government contracting that operates independently pursuant to a proxy agreement with the U.S. Department of War (“HexFed”), received a civil investigative demand (“CID”) from the U.S. Department of Justice requesting information in the course of a False Claims Act investigation to determine whether there was a violation of 31 U.S.C. § 3729 regarding HexFed’s compliance with certain cybersecurity requirements during periods prior to the Distribution. HexFed is cooperating with the government regarding the CID. The Company cannot predict with any degree of certainty the outcome of the CID.
The foregoing matter and other actions currently pending are in various stages and no material judgments or decisions have been rendered by hearing boards or courts in connection with such actions. The Company does not believe that, despite the potential for liability, and based on currently available information, the outcome of any specific matter will have a material adverse effect on the Company’s financial condition, though an outcome of a specific matter could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

NOTE 14. RELATED PARTY TRANSACTIONS
Allocation of Corporate Expenses
Prior to the Distribution, the Company’s Condensed Consolidated Statements of Operations included expense allocations for certain corporate functions and support services provided by Hexagon on a centralized basis, including accounting and financial reporting, treasury, tax, legal, human resources, information technology, and other shared services. These expenses were allocated to the Company based on direct usage when specifically identifiable, with the remainder allocated on a pro rata basis of revenue of the Company and Hexagon. Management considers these allocations to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented; however, these allocations may not be indicative of the actual expenses that would have been incurred had the Company been a standalone company. All such amounts have been deemed to have been incurred and settled in the period in which the costs were recorded and are included within Net investment by Hexagon on the Condensed Consolidated Balance Sheets.
For the three and nine months ended September 30, 2026, there were $0.0 and $2.6 million of allocations of general corporate expenses, respectively. For the three and nine months ended September 30, 2025, allocations of general corporate expenses were $3.0 million and $8.3 million, respectively.
Cash Payment to Hexagon
On May 22, 2026, in connection with the Distribution, the Company made a cash payment of $625.0 million to Hexagon, funded with proceeds from the Credit Facilities.
Net Investment by Hexagon
Prior to the Distribution, Net investment by Hexagon in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity represented Hexagon’s historical investment in the Company, the accumulated net earnings after taxes, and the net effect of transactions with and allocations from Hexagon.
As a result of the Distribution, Net investment by Hexagon in the Condensed Consolidated Balance Sheets was settled on May 22, 2026. Accordingly, there was no balance in Net investment by Hexagon as of September 30, 2026.
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
NOTE 15. EARNINGS PER SHARE
On May 22, 2026, the date of the Distribution, 11,025,000 Octave Class A Ordinary Shares and 257,412,788 Octave Class B Ordinary Shares for a total of 268,437,788 Octave ordinary shares, each with a par value of $0.01 per share, were distributed to Hexagon shareholders of record as of May 22, 2026, the Record Date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Distribution. For periods following the Distribution, basic earnings per share is calculated using the weighted average number of ordinary shares outstanding during the period, and diluted earnings per share reflects the dilutive effect of outstanding share-based awards. Basic and diluted earnings per share are the same for Octave Class A Ordinary Shares and Octave Class B Ordinary Shares as both rank pari passu in all respects except for voting rights.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$59,012	$14,137	$(1,864,285)	$148,791

Weighted average ordinary shares outstanding - basic	268,438	268,438	268,438	268,438
Dilutive effect of stock-based awards	39	—	—	—
Weighted average ordinary shares outstanding - diluted	268,477	268,438	268,438	268,438

Earnings per share
Basic	$0.22	$0.05	$(6.94)	$0.55
Diluted	$0.22	$0.05	$(6.94)	$0.55
The computation of diluted net income per share does not include potential shares that are anti-dilutive under the treasury stock method. For the three and nine months ended September 30, 2026, there were 1.6 million and 0.9 million anti-dilutive shares excluded from the computation of diluted net income per share.

NOTE 16. SUBSEQUENT EVENTS
On November 11, 2026, the Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s Class B Ordinary Shares, including Octave SDRs representing Class B Ordinary Shares listed on Nasdaq Stockholm. Repurchases may be made from November 13, 2026 through December 31, 2029 in open market transactions in the United States and Sweden or in privately negotiated transactions or by other means as permitted in accordance with applicable securities laws. The program does not obligate the Company to acquire any particular number of shares and may be suspended, modified or terminated at any time, subject to applicable law and the terms of the applicable broker mandates. See Note 10, “Shareholders’ Equity,” for further discussion.
On November 11, 2026, the Company acquired Cerebre, a U.S.-based software company that transforms fragmented engineering schematics, plant data and engineering knowledge into a connected plant model. The acquisition was funded with borrowings under the Revolving Credit Facility. See Note 7, “Debt,” for further discussion. The acquisition is not expected to have a material effect on the Company’s results of operations. The preliminary purchase price allocation has not been completed as of the date of this Form 10-Q due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes included under Item 1. Financial Statements of this Form 10-Q and the Combined Financial Statements and accompanying Notes and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the three years ended December 31, 2025 included in the Information Statement. See the sections of this Form 10-Q titled “Note About Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section. The financial information discussed below and included in this Form 10-Q for periods prior to the Distribution may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during those periods. Our historical financial information also may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.

OVERVIEW
Business Overview
Octave Intelligence plc (“Octave” or the “Company”) provides a suite of software solutions that help organizations design, build, operate, and protect their physical assets, people, and critical infrastructure. These workflow environments often involve different teams, specialized tools, and large volumes of information that are difficult to integrate or interpret without context. When data is organized into separate systems or isolated workflows, decision making slows down, quality issues are harder to identify, and teams may miss early signs of risk or system failure.
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

Spin-off from Hexagon
On March 4, 2025, Hexagon AB (“Hexagon”) announced that its board of directors had directed management to prepare for the spin-off of the Octave business into an independent, publicly-traded company through a tax-free, from both a U.S. federal income and Swedish tax perspective, pro rata distribution of all the outstanding share capital of Octave to Hexagon shareholders via a Lex-ASEA tax-free pro rata distribution (the “Distribution”). Prior to the Distribution, the Company was wholly owned by Hexagon.
On April 24, 2026, the general meeting of shareholders of Hexagon approved the Distribution of the Octave business into a separate publicly-traded company named Octave Intelligence plc.
On May 22, 2026, the spin-off was consummated by means of the Distribution wherein each Hexagon shareholder of record on May 22, 2026 (the “Record Date”) received one (1) Octave Class A Ordinary Share for every ten (10) Hexagon Class A Shares and one (1) Octave Class B Ordinary Share for every ten (10) Hexagon Class B shares held resulting in the distribution of 268,437,788 of the Company’s ordinary shares to Hexagon shareholders. Octave Class A Ordinary Shares were delivered to holders of Hexagon Class A shares. Octave Class B Ordinary Shares were delivered to holders of Hexagon Class B shares other than Hexagon affiliates in the form of Swedish Depository Receipts (the “Octave SDRs”), and to Hexagon affiliates in book-entry form via Octave’s transfer agent. Following the Distribution, the Company commenced “regular way” trading as an independent public company whereby Octave Class B Ordinary Shares were listed under the ticker symbol “OCTV” on the Nasdaq Global Select Market and the Octave SDRs were listed under the ticker symbol “OCTV SDB” on Nasdaq Stockholm.
Immediately following the Distribution, there were 11,025,000 Octave Class A Ordinary Shares and 257,412,788 Octave Class B Ordinary Shares, for a total of 268,437,788 Octave ordinary shares, outstanding. Holders of Hexagon Class B Shares other than Hexagon affiliates on the Record Date received Octave Class B Ordinary Shares via 210,003,594 Octave SDRs delivered through Euroclear Sweden while Hexagon affiliates received 47,409,194 Octave Class B Ordinary Shares in book entry form via Octave’s transfer agent. As of October 30, 2026, 133,761,188 Octave SDRs were outstanding in respect of the Class B Shares and 123,651,600 Octave Class B Ordinary Shares were held directly by Octave shareholders.

Relationship with Hexagon Prior to the Distribution
Prior to the Distribution, the Condensed Consolidated Financial Statements included in this Form 10-Q were derived from Hexagon’s historical accounting records and presented on a standalone basis as if the Octave operations had been conducted independently from Hexagon. The Condensed Consolidated Financial Statements were prepared in accordance with U.S. GAAP and Hexagon’s historical accounting policies, by aggregating financial information from the components of Octave’s and Hexagon’s accounting records directly attributable to Octave. The Condensed Consolidated Financial Statements include all revenues and costs directly attributable to the Octave business. Historically, Hexagon provided certain corporate functions to Octave and costs associated with these functions were allocated to Octave. These functions include, but are not limited to, corporate communications, executive management, legal, human resources, treasury, finance, accounting, information technology, and the related benefit costs associated with such functions, such as stock-based compensation. The costs of such services were allocated to Octave based on direct usage when identifiable, with the remainder allocated on a pro rata basis of revenue of Octave and Hexagon. Octave and Hexagon believe the basis on which these expenses have been allocated is a reasonable reflection of the utilization of services provided to, or the benefit received by, Octave during the periods presented; however, they may not be indicative of the actual expense that would have been incurred had Octave been operating as a standalone company for the periods presented.

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
We expect to continue to incur certain stand-up costs in connection with our establishment as a standalone public entity following the Distribution through fiscal year 2027. Stand-up costs include expenses associated with the stand-up of functions required to operate as a standalone public entity. These costs primarily relate to system implementation expenses, legal and consulting costs, development of our brand and other matters.
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
The proportion of total revenue and operating expenses (excluding goodwill and indefinite-life intangible asset impairment charges) denominated in a currency other than the U.S. dollar are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	55%	53%	55%	51%
Operating expenses	37%	34%	36%	38%
Our most significant currencies other than the U.S. Dollar are the Euro, Canadian Dollar, Chinese Renminbi, Indian Rupee, British Pound and Australian Dollar. Other than the natural hedge attributable to matching revenue and expenses in the same currencies, we did not hedge foreign currency exposure in these historical periods.
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

Goodwill and Indefinite-Life Intangible Asset Impairment
Following the commencement of regular-way trading of our Class B Ordinary Shares, our observed market capitalization remained below our carrying value. Management concluded that the market capitalization, together with current capital market conditions, constituted a triggering event requiring an interim goodwill impairment assessment as of June 30, 2026.
Based on the results of the quantitative goodwill impairment test, the carrying amount of our single reporting unit exceeded its estimated fair value. Accordingly, we recognized a non-cash goodwill impairment charge of $1,671 million during the three months ended June 30, 2026. The charge was recorded in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
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
These impairment charges materially affected our reported operating results during the nine months ended September 30, 2026 and reduced the carrying amounts of goodwill and intangible assets on our balance sheet. The impairment charges did not result in any current cash expenditure and did not affect our cash flows from operating activities or compliance with the financial covenants under our Credit Agreement. These charges are not indicative of our current operating performance or cash generation.

RESULTS OF OPERATIONS
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscriptions	$290,589	$276,075	$852,582	$802,241
Licenses	34,060	35,362	108,289	128,984
Subscriptions and licenses	324,649	311,437	960,871	931,225
Services and other	90,673	81,874	239,366	258,231
Total revenue	415,322	393,311	1,200,237	1,189,456
Cost of revenue:
Cost of subscriptions and licenses	37,176	45,718	120,942	126,926
Cost of services and other	64,829	52,258	162,649	177,526
Total cost of revenue	102,005	97,976	283,591	304,452
Gross profit	313,317	295,335	916,646	885,004
Operating expenses:
Research and development	56,228	46,423	158,292	136,267
Sales and marketing	103,240	100,900	299,733	287,441
General and administrative	45,355	44,813	127,416	124,672
Amortization of intangible assets	48,337	39,642	135,900	115,279
Other operating expense (income), net	4,144	30,953	2,145,583	17,977
Total operating expenses	257,304	262,731	2,866,924	681,636
Income (loss) from operations	56,013	32,604	(1,950,278)	203,368
Other income (expense), net	22,651	(16,049)	26,753	(15,838)
Interest expense, net	(5,071)	—	(6,828)	—
Income (loss) before income tax	73,593	16,555	(1,930,353)	187,530
Provision (benefit) for income taxes	14,581	2,418	(66,068)	38,739
Net income (loss)	$59,012	$14,137	$(1,864,285)	$148,791

Revenue
The volume, mix, and duration of contract types starting or renewing in any given period may have a material impact on revenue in the period, and as a result can impact the comparability of reported revenue period-over-period.
Revenue by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription licenses	$74,486	$70,457	$219,397	$218,271
SaaS	91,431	77,636	263,325	216,484
Maintenance subscription	124,672	127,982	369,860	367,486
Subscriptions	290,589	276,075	852,582	802,241
Licenses	34,060	35,362	108,289	128,984
Subscriptions and licenses	324,649	311,437	960,871	931,225
Services and other	90,673	81,874	239,366	258,231
Total revenue	$415,322	$393,311	$1,200,237	$1,189,456
Revenue by type, as a percentage of total revenue, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription licenses	18%	18%	18%	18%
SaaS	22%	20%	22%	18%
Maintenance subscription	30%	32%	31%	31%
Subscriptions	70%	70%	71%	67%
Licenses	8%	9%	9%	11%
Services and other	22%	21%	20%	22%
Total revenue	100%	100%	100%	100%
Revenue by geographic region, based upon the location of the end customer, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas: (1)
United States	$157,500	$154,013	$454,551	$486,485
Other Americas	43,275	36,988	118,680	110,972
EMIA (2)	162,969	147,439	464,987	423,332
APAC (3)	51,578	54,871	162,019	168,667
Total revenue	$415,322	$393,311	$1,200,237	$1,189,456
___________________
(1)Americas includes the United States, Canada, and Latin America.
(2)EMIA includes Europe, Middle East, India, and Africa.
(3)APAC includes the Asia-Pacific region, excluding India.
Operations in Ireland, our country of domicile, are not material in all periods presented.

For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
Revenue increased by $22.0 million or 6% in absolute terms, and by 6% on an organic constant currency basis. Revenue in EMIA grew 11%, driven by strong growth in subscriptions. Revenue in Americas grew by 5% driven by higher subscription revenues offset by declines in sales of licenses. Revenue in APAC declined 6% driven by lower sales of licenses and headwinds on maintenance subscriptions due to timing of renewals in the prior year.
Overall, subscriptions revenue growth was the primary driver for the portfolio, led by SaaS revenues which grew 18%, reflecting strong demand for SaaS offerings particularly across the Build and Operate product portfolios. Maintenance subscriptions declined from the prior year due to timing of renewals in the prior period. Subscription licenses grew 6% and improved sequentially. Sales of licenses declined 4% due to the customer demand shift to SaaS and macro factors impacting certain energy markets and capital projects, and the timing of large orders in the Protect product portfolio. Services and other grew 11% with a larger proportion of non-recurring sales to support customer projects.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Revenue increased by $10.8 million or 1% in absolute terms, and 2% on an organic constant currency basis. Divestitures of non-core businesses in the prior year contributed to a negative impact on growth of 3% and currency contributed a positive impact of 1%. Revenue in EMIA grew 10% driven by strong growth in subscriptions. Revenue in Americas declined 4% driven by divestitures of non-core businesses in the prior year and lower sales of licenses, reflecting the ongoing shift in customer demand towards SaaS. Revenue in APAC declined 4% driven by lower sales of licenses.
Overall, subscriptions revenue growth was the primary driver for the portfolio, led by SaaS revenues which grew 22%, reflecting strong demand for SaaS offerings, particularly across the Build and Operate product portfolios. Maintenance subscriptions and subscription licenses each grew 1%. Growth was limited by higher large project activity in the prior year, partially offset by a gradual recovery in the third quarter of 2026. Sales of licenses declined 16% due to the customer demand shift to SaaS, macro factors impacting energy markets and the timing of large orders in the Protect product portfolio. Services and other declined 7% due to the divestiture of non-core businesses in the prior year and fewer projects requiring customizations.
Cost of Revenue and Operating Expenses
Management continuously assesses our cost structure to ensure an optimal balance of personnel necessary to support customer activity, investment in innovation and the associated infrastructure necessary to support business operations and continuity, including investments in certain public company functions necessary to operate as a standalone business.
Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total cost of revenue	$102,005	$97,976	$283,591	$304,452
Gross profit percentage	75%	75%	76%	74%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
Cost of revenue increased by $4.0 million or 4%, primarily due to an increase in services and other third party component costs. This increase was partially offset by a decrease in third party licensing costs in cost of subscriptions and licenses. As a result, gross profit increased by $18.0 million or 6%, with gross margin remaining flat.

For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Cost of revenue decreased by $20.9 million or 7%, primarily due to the reduction in services and other labor and associated delivery costs that supported the non-core businesses divested in the prior year. This decrease was partially offset by an increase in cloud platform costs associated with public cloud infrastructure providers, increased third party component costs in services and other and general labor costs. As a result, gross profit margin improved from 74% to 76%, and gross profit increased by $31.6 million or 4%.
Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$56,228	$46,423	$158,292	$136,267
Percentage of total revenue	14%	12%	13%	11%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
Research and development expenses increased by $9.8 million or 21%, primarily due to a $7.4 million decline in the capitalization of software development costs relative to overall expenditures as product release cycles shorten and labor costs declined. Overall research and development labor costs have declined as a result of cost saving actions taken in the second half of 2025, and the resulting savings have been reinvested in tools which further improve artificial intelligence offerings and accelerate development delivery and quality.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Research and development expenses increased by $22.0 million or 16%, primarily due to a $13.5 million decline in the capitalization of software development costs relative to overall expenditures as product release cycles shorten. Overall research and development labor costs have remained stable as cost savings actions taken in the second half of 2025 have offset wage inflation. Investments continue in tools which further improve artificial intelligence offerings and accelerate development delivery and quality.
Sales and Marketing Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$103,240	$100,900	$299,733	$287,441
Percentage of total revenue	25%	26%	25%	24%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
Sales and marketing expenses increased by $2.3 million or 2%, primarily due to higher salaries and wages from annual salary increases, an increase in outbound marketing costs due to the brand transition and higher sales commission expenses. This increase was partially offset by overall headcount reductions compared to the prior year as a result of cost savings actions taken in the second half of 2025.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Sales and marketing expenses increased by $12.3 million or 4%, primarily due to higher salaries and wages from annual salary increases, an increase in outbound marketing costs, additional hiring of sales and sales support personnel, and increased investments in sales enablement technology. This increase was partially offset by overall headcount reductions compared to the prior year as a result of cost savings actions taken in the second half of 2025.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$45,355	$44,813	$127,416	$124,672
Percentage of total revenue	11%	11%	11%	10%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
General and administrative expenses increased by $0.5 million or 1%, primarily due to increased investments in public company functions and information technology.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
General and administrative expenses increased by $2.7 million or 2%, primarily due to higher salaries and wages driven by annual salary increases, increased hiring to support public company functions, and investment in information technology. This increase was partially offset by savings achieved through cost savings actions undertaken in the second half of 2025.
Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of intangible assets	$48,337	$39,642	$135,900	$115,279
Percentage of total revenue	12%	10%	11%	10%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
Amortization of intangible assets increased by $8.7 million or 22%, primarily due to an increase in incremental new releases of developed product solutions for sale and amortization of trademarks following management’s conclusion that all historical trademark assets have a finite useful life starting in the second quarter of 2026.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Amortization of intangible assets increased by $20.6 million or 18%, primarily due to an increase in incremental new releases of developed product solutions for sale and amortization of trademarks following management’s conclusion that all historical trademark assets have a finite useful life starting in the second quarter of 2026.

Other Operating Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other operating expense (income), net	$4,144	$30,953	$2,145,583	$17,977
Percentage of total revenue	1%	8%	n/m	2%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
Other operating expense (income), net decreased by $26.8 million, primarily due to lower restructuring charges of $38.4 million. This was partially offset by the absence of $11.0 million of contingent consideration fair value remeasurement gains recognized in the prior year period.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Other operating expense (income), net increased by $2,127.6 million, primarily due to the current period impairment charges recognized on goodwill of $1,671.0 million and indefinite-life intangible assets of $463.7 million, and a $20.9 million decrease in contingent consideration fair value remeasurement gains compared to the prior year period. These increases were partially offset by a $37.1 million decrease in restructuring charges.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income (expense), net	$22,651	$(16,049)	$26,753	$(15,838)
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
Other income (expense), net increased by $38.7 million, primarily due to a $25.9 million gain on the sale of buildings in the current period and the absence of a $16.2 million loss on the divestiture of non-core businesses in the prior year period, partially offset by $3.4 million of unfavorable foreign currency transaction impacts.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Other income (expense), net increased by $42.6 million, primarily due to a $25.9 million gain on the sale of buildings in the current period and the absence of a $16.6 million loss on the divestiture of non-core businesses in the prior year period.
Interest Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense, net	$(5,071)	$—	$(6,828)	$—
For the three and nine months ended September 30, 2026 compared with the three and nine months ended September 30, 2025
Interest expense, net increased to $5.1 million and $6.8 million for the three and nine months ended September 30, 2026, respectively. The increase was due to interest and amortization of debt issuance costs on the Term Loans and Revolving Credit Facility of $6.9 million and $10.7 million for the three and nine months, respectively. This was partially offset by interest income of $1.8 million and $3.9 million, respectively, earned on cash balances after Octave was no longer included in Hexagon’s centralized treasury operations.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$73,593	$16,555	$(1,930,353)	$187,530
Provision (benefit) for income taxes	$14,581	$2,418	$(66,068)	$38,739
Effective tax rate	20%	15%	3%	21%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025
For the three months ended September 30, 2026, the effective tax rate was higher as compared to the three months ended September 30, 2025, primarily due to the taxable gain on buildings in 2026, compared to the taxable loss on the divestiture of a non-core business in 2025.
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
For the nine months ended September 30, 2026, the effective tax rate was lower as compared to the nine months ended September 30, 2025, primarily due to the non-deductible nature of the Company’s goodwill impairment charge taken during the period as well as jurisdictional mix of earnings and effects of cross-border transactions in preparation for the Distribution.

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
Adjusted operating margin is defined as Adjusted income from operations divided by revenue.
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
Stock-based compensation expense is a non-cash expense relating to equity-based awards issued to executive officers, employees and outside directors, including restricted share units and performance share units. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

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
Stand-up costs include expenses associated with the Distribution and stand-up of functions required to operate as a standalone public entity. These costs primarily relate to system implementation expenses, legal and consulting costs, development of our brand and other matters. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
Other non-recurring items include selected gains, costs and charges that do not naturally conform to one of the adjustments above, including the gain on the sale of our corporate headquarters, losses on divestitures of non-core businesses and certain litigation matters net of expected insurance recoveries. We believe the assessment of our operations excluding these gains, costs and charges is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Income tax adjustments include the tax impact of the items excluded from Adjusted net income, which is calculated by applying the statutory tax rates in the respective jurisdictions to each of the pre-tax transaction accounting adjustments.
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

NON-GAAP FINANCIAL MEASURES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from operations	$56,013	$32,604	$(1,950,278)	$203,368
Amortization of acquired intangibles	20,598	18,814	57,385	55,702
Amortization of developed technologies	28,035	21,113	79,392	60,433
Stock-based compensation expense	7,527	5,484	14,230	12,286
Impairment charges	—	—	2,134,660	—
Acquisition costs and charges	—	(10,991)	(2,472)	(23,535)
Restructuring charges	419	38,843	5,771	42,883
Stand-up costs	3,121	285	5,625	641
Other non-recurring items	—	—	3,000	—
Adjusted income from operations	$115,713	$106,152	$347,313	$351,778

Operating margin	13%	8%	(162)%	17%
Amortization of acquired intangibles	5	6	5	5
Amortization of developed technologies	7	5	7	5
Stock-based compensation expense	2	1	1	1
Impairment charges	—	—	178	—
Acquisition costs and charges	—	(3)	—	(2)
Restructuring charges	—	10	—	4
Stand-up costs	1	—	—	—
Other non-recurring items	—	—	—	—
Adjusted operating margin	28%	27%	29%	30%

Net income (loss)	$59,012	$14,137	$(1,864,285)	$148,791
Amortization of acquired intangibles	20,598	18,814	57,385	55,702
Amortization of developed technologies	28,035	21,113	79,392	60,433
Stock-based compensation expense	7,527	5,484	14,230	12,286
Impairment charges	—	—	2,134,660	—
Acquisition costs and charges	—	(10,991)	(2,472)	(23,535)
Restructuring charges	419	38,843	5,771	42,883
Stand-up costs	3,121	285	5,625	641
Gain on sale of buildings	(25,946)	—	(25,946)	—
Other non-recurring items	—	16,243	3,000	16,578
Tax impacts	(7,205)	(17,379)	(137,367)	(35,353)
Adjusted net income	$85,561	$86,549	$269,993	$278,426

Earnings per share - diluted	$0.22	$0.05	$(6.94)	$0.55
Adjustments	0.10	0.27	7.95	0.48
Adjusted earnings per share - diluted	$0.32	$0.32	$1.01	$1.04
Weighted average ordinary shares outstanding - diluted	268,477	268,438	268,450	268,438

Cash flow from operations	$95,377	$102,011	$336,255	$350,529
Purchases of property and equipment	(2,373)	(2,547)	(7,468)	(6,087)
Capitalization of software development costs	(28,038)	(35,367)	(88,309)	(101,810)
Free cash flow	$64,966	$64,097	$240,478	$242,632

Operating cash flow margin	23%	26%	28%	29%
Purchases of property and equipment	(1)	(1)	(1)	(1)
Capitalization of software development costs	(6)	(9)	(7)	(8)
Free cash flow margin	16%	16%	20%	20%

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
Reconciliation of revenue to revenue in constant currency for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	% as Reported	Organic % CC growth	Actual	Impact of Foreign Exchange at 2025 Rates	Constant Currency	% as Reported	Organic % CC growth
Revenue:
Subscriptions	$290,589	$(650)	$291,239	5%	5%	$852,582	$10,897	$841,685	6%	6%
Licenses	34,060	(266)	34,326	(4)%	(3)%	108,289	2,147	106,142	(16)%	(17)%
Subscriptions and licenses	324,649	(916)	325,565	4%	4%	960,871	13,044	947,827	3%	3%
Services and other	90,673	4	90,669	11%	10%	239,366	4,100	235,266	(7)%	(1)%
Total revenue	$415,322	$(912)	$416,234	6%	6%	$1,200,237	$17,144	$1,183,093	1%	2%
For the three months ended September 30, 2026 compared with the three months ended September 30, 2025, organic constant currency growth was 6% with a flat currency impact, and for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025, organic constant currency growth was 2% and a positive currency impact of 1%.

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
During the nine months ended September 30, 2026, the Company repaid all $148.9 million borrowed under the Revolving Credit Facility, including $102.4 million during the three months ended September 30, 2026. As of September 30, 2026, $520.2 million was outstanding under the Term Loans, consisting of $350.0 million under the USD Term Loan and $170.2 million under the EUR Term Loan. There were no amounts outstanding under the Revolving Credit Facility, and $500.0 million was available for borrowing as of September 30, 2026.

On November 9, 2026, the Company borrowed $125.0 million under the Revolving Credit Facility, which was used to fund the acquisition of Cerebre. See Note 7, “Debt,” for further discussion. As of the date of this filing, $125.0 million was outstanding and $375.0 million was available under the Revolving Credit Facility.

Borrowings under the Credit Facilities bear interest at variable rates based on Term Secured Overnight Financing Rate for U.S. dollar-denominated loans and Euro Interbank Offered Rate for euro-denominated loans, in each case plus an applicable margin ranging from 125 to 175 basis points based on the Company’s consolidated leverage ratio. Commitment fees on the undrawn Revolving Credit Facility balance accrue at 15 to 25 basis points per annum.
The Credit Agreement requires the Company to maintain a maximum consolidated leverage ratio (net debt to EBITDA as defined in the Credit Agreement) of 3.5 to 1.0 as of the end of each fiscal quarter. The Company may elect to increase the maximum permitted leverage ratio to 4.0 to 1.0 for the fiscal quarter during which a material acquisition occurs and for the three immediately following fiscal quarters, subject to a minimum two-quarter interval before any subsequent election. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

CASH FLOW ACTIVITY
Summarized cash flow information for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$336,255	$350,529
Net cash used in investing activities	$(68,627)	$(70,650)
Net cash used in financing activities	$(121,055)	$(273,854)
Operating Activities
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Net cash provided by operating activities decreased by $14.3 million, primarily due to increased current period payout of restructuring charges and unfavorable changes in operating assets and liabilities. This was partially offset by higher net income after adjusting for other non-cash items.
Investing Activities
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Net cash used in investing activities decreased by $2.0 million, primarily due to proceeds from the sale of buildings of $57.3 million, lower capitalization of software development costs of $13.5 million and lower cash paid for acquisitions of $5.6 million. These decreases were mostly offset by the absence of proceeds from divestitures received during the prior-year period of $57.0 million and an investment of $15.0 million in 2026.
Financing Activities
For the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Net cash used in financing activities decreased by $152.8 million, primarily due to proceeds from the Term Loans of $524.4 million and a reduction in the net transfers to Hexagon of $257.8 million made during the period. These decreases were substantially offset by the $625.0 million cash payment to Hexagon in connection with the Distribution.
Cash and Cash Requirements
As of September 30, 2026 and December 31, 2025, Cash and cash equivalents totaled $297.0 million and $156.1 million, respectively. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in the section of this Form 10-Q titled “Risk Factors” and under the section titled “Risk Factors” in the Information Statement. If we are unable to generate sufficient cash flows from operations or otherwise comply with the terms of any external borrowings, we may be required to seek additional financing alternatives.
On November 11, 2026, the Board of Directors authorized a share repurchase program for up to $200.0 million of the Company’s Class B Ordinary Shares, including Octave SDRs. Repurchases may begin on November 13, 2026 and may continue through December 31, 2029. We expect to fund repurchases with cash on hand and cash generated from operations. The program is intended primarily to offset dilution from equity-based compensation, and we are not obligated to repurchase any particular amount. See Note 16, “Subsequent Events,” of the Condensed Consolidated Financial Statements for further discussion.

We believe that our existing cash and cash equivalents, cash expected to be generated from operations and available borrowing capacity under the Revolving Credit Facility provided by our Credit Agreement will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Cash and Cash Equivalents Held by non-U.S. Subsidiaries
As of September 30, 2026 and December 31, 2025, Cash and cash equivalents held by the Company’s non-U.S. subsidiaries were $196.4 million and $141.8 million, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from those disclosed in the section titled “Quantitative and Qualitative Disclosures About Market Risk” in the Information Statement.
Interest Rate Risk

Prior to the Distribution, our historical Combined Financial Statements did not include an attribution of Hexagon’s third-party debt or related interest expense because we were not the legal obligor and the borrowings were not directly attributable to our business. In connection with the Distribution, we incurred indebtedness under our Credit Facilities, increasing our exposure to changes in interest rates.

Our interest-rate exposure relates principally to variable-rate borrowings under our Term Loans and any amounts drawn under our Revolving Credit Facility. These include U.S. dollar-denominated borrowings bearing interest based on Term Secured Overnight Financing Rate (“Term SOFR”) and euro-denominated borrowings bearing interest based on Euro Interbank Offered Rate (“EURIBOR”), in each case plus an applicable margin. Increases in the applicable benchmark rates would increase our interest expense on these borrowings.

As of September 30, 2026, $520.2 million was outstanding under the Term Loans, and no amounts were outstanding under the Revolving Credit Facility. A hypothetical increase of 100 basis points in the applicable benchmark interest rates would increase our annual interest expense by approximately $5.2 million, assuming the outstanding borrowings remained constant for a full year and all other factors remained unchanged.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2026 as a result of the two material weaknesses in the Company’s internal control over financial reporting described in the Information Statement.
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
Changes in Internal Control over Financial Reporting
Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting for the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 13, “Commitments and Contingencies,” of the Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
Item 1A. Risk Factors.
Except as described below, there have been no material changes in risk factors from those disclosed in the Information Statement section titled “Risk Factors,” which are incorporated herein by reference.
Our share repurchase program may not enhance long-term shareholder value, could increase the volatility of Octave Class B Ordinary Shares and Octave SDRs, and will consume cash resources.

On November 11, 2026, our Board of Directors authorized a program to repurchase up to $200.0 million of our Class B Ordinary Shares, including Octave SDRs listed on Nasdaq Stockholm. The timing and amount of repurchases will depend on market conditions, applicable legal requirements and other factors. The authorization does not obligate us to make any repurchases, and we cannot assure you that we will repurchase securities at favorable prices or that any repurchases will achieve their intended benefits, including offsetting dilution from equity-based compensation. The program could affect the trading prices of the Octave Class B Ordinary Shares and Octave SDRs and increase their volatility. Subject to applicable law and the terms of the applicable broker mandates, the program may be suspended, modified or terminated at any time, which may result in a decrease in those trading prices. Repurchases will reduce the cash available to fund our operations, investments, acquisitions and other opportunities. Even if the program is fully implemented, it may not enhance long-term shareholder value.

Irish law differs from the laws in effect in other jurisdictions, and any actual or potential offer to acquire Octave will be subject to certain provisions of the Irish Takeover Rules and the Swedish Takeover Rules.

Holders of our securities could have more difficulty protecting their interests than would the shareholders of a corporation incorporated in other jurisdictions. As an Irish-incorporated company, we are governed by Irish law, including the Irish Companies Act 2014, as amended (the “Irish Companies Act”) and the Irish Takeover Panel Act, 1997, Takeover Rules, 2022 (the “Irish Takeover Rules”), which differ in some significant, and possibly material, respects from provisions set forth in various U.S. state laws applicable to U.S. corporations and their shareholders as well as the laws of Sweden. In addition, while the Octave SDRs remain listed on Nasdaq Stockholm, the Swedish Takeover Rules for Nasdaq Stockholm and Nordic Growth Market NGM of the Swedish Stock Market Self-Regulation Committee (the “Swedish Takeover Rules”) apply to offers for our securities, making Octave a “shared jurisdiction company” for the purposes of the Irish Takeover Rules. Consequently, an offeror may be required not only to comply with the Irish Takeover Rules but also to consider the provisions of the Swedish Takeover Rules. Preparing an offer that satisfies the requirements of all applicable jurisdictions concerned can be both time-consuming and costly.

Any actual or potential offer to acquire Octave will be subject to certain aspects of the Irish Takeover Rules, which are different than those in the United States and Sweden. Under the Irish Takeover Rules, our Board of Directors is not permitted to take any action that might frustrate an offer for our shares once our Board of Directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as: (i) the issue of shares, options, restricted share units or convertible securities, or the redemption or repurchase of shares; (ii) material acquisitions or disposals; (iii) entering into contracts other than in the ordinary course of business; or (iv) any action, other than seeking alternative offers, which may result in the frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our Board of Directors has reason to believe an offer is or may be imminent. Exceptions to this prohibition are available where the action is approved by our shareholders at a general meeting or, in certain circumstances, where the Irish Takeover Panel has given its consent to the action. These provisions may give our Board of Directors less ability to control negotiations with hostile offerors than would be the case for a corporation incorporated in a jurisdiction of the United States, although the Irish Takeover Rules also include provisions in relation to financing, transaction conditions, and other matters that make hostile offers more challenging and costly for potential offerors.

In addition, under the Irish Takeover Rules, a person or group of persons that acquires 30% or more of the voting rights of a corporation incorporated in Ireland, such as Octave, is required to make an offer for the other shares of such corporation. In addition, this obligation to make an offer also applies where a person or group of persons holds 30% or more but less than a majority of the voting rights of a corporation incorporated in Ireland, and acquires more than 0.05% of the voting rights in any 12-month period (an “Incremental Acquisition Trigger”). However, the Incremental Acquisition Trigger does not apply to shared jurisdiction companies under the Irish Takeover Rules and, as a result, it does not apply to Octave for so long as the Octave SDRs are listed on Nasdaq Stockholm.

The duties of directors and officers of an Irish company are generally owed to the company only. Therefore, under Irish law, shareholders of Irish companies do not generally have a right to commence a legal action against directors or officers and may only do so in limited circumstances. In addition, it may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of U.S. federal or U.S. state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of U.S. federal or U.S. state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or U.S. state court based on civil liability, whether or not based solely on U.S. federal or U.S. state securities laws, would not automatically be enforceable in Ireland. A judgment obtained against us would have to be enforced by the courts of Ireland if the following general requirements are met: (i) U.S. courts must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule); and (ii) the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it.

A judgment can be final and conclusive even if it is subject to appeal or even if an appeal is pending. Where, however, the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that in the meantime the judgment may not be actionable in Ireland. It remains to be determined whether final judgment given in default of appearance is final and conclusive. However, the Irish courts may refuse to enforce a judgment of the U.S. courts which meets the above requirements for one of the following reasons: (i) if the judgment is not for a definite sum of money; (ii) if the judgment was obtained by fraud; (iii) the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice; (iv) the judgment is contrary to Irish public policy or involves certain U.S. laws which will not be enforced in Ireland; or (v) jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service in Ireland or outside of Ireland under Order 11 of the Ireland Superior Courts Rules. As a result, it is more difficult to enforce judgments of U.S. courts against Octave, relative to companies incorporated in the United States.

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

10.1	Form of RSU Award Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 23, 2026).+†
10.2	Form of PSU and RSU Award Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 23, 2026).+†
10.3	Form of Director RSU Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 23, 2026).+†
10.4	Form of Replacement Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 23, 2026).+†
31.1*	Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
*Filed herewith
+Previously filed
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Octave Intelligence plc

		By:	/s/ Mattias Stenberg
Date:	November 12, 2026	Name:	Mattias Stenberg
		Title:	Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Benjamin Maslen
Date:	November 12, 2026	Name:	Benjamin Maslen
		Title:	Chief Financial Officer
(Principal Financial Officer)